Form 10-Q
period 1998-06-30
CREDITRUST CORP
filed 1998-09-11
CIK 1043497

                                  UNITED STATES
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-50103

                             CREDITRUST CORPORATION
             (Exact name of registrant as specified in its charter)

                      MARYLAND                                   52-1754916
  (State or other jurisdiction of incorporation or            (I.R.S. Employer
                    organization)                            Identification No.)

                  7000 SECURITY BLVD, BALTIMORE, MD 21244-2543
               (Address of principal executive offices)     (ZIP Code)

        Registrant's telephone number, including area code: 410-594-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of September 10, 1998 was 8,000,000.

                             CREDITRUST CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1. Financial statements

                                                                            Page

          a)   Statements of Earnings
               For the Three and Six Months Ended June 30, 1997 and 1998 ...  1

          b)   Balance Sheets
               As of December 31, 1997 and June 30, 1998 ...................  2

          c)   Statements of Cash Flows
               For the Six Months Ended June 30, 1997 and 1998 .............  3

          d)   Notes to Financial Statements ...............................  4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 11

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds ..................... 18

     Item 4. Submission of Matters to a Vote of Security Holders ........... 19

     Item 5. Other Information ............................................. 19

     Item 6. Exhibits and Reports on Form 8-K .............................. 19

SIGNATURE .................................................................. 20

                                             Part I. Financial Information

                                              ITEM 1. FINANCIAL STATEMENTS


                                                 CREDITRUST CORPORATION
                                            CONDENSED STATEMENTS OF EARNINGS
                                                      (Unaudited)





(Dollars in thousands, except per share data)                Three Months Ended                   Six Months Ended
                                                                  June 30                              June 30
                                                  -------------------------------------  -------------------------------------
                                                         1997               1998              1997               1998
                                                  ------------------  -----------------  ------------------  -----------------

Revenue:
   Income on finance receivables                  $    1,953           $   1,951          $   3,893         $    3,454
   Servicing fees                                          -                 491                  -              1,733
   Gain on sale                                            -               5,959                  -              6,617
                                                  ----------           ---------          ---------         ----------
Total Revenue                                          1,953               8,401              3,893             11,804
Expenses from Operations
   Personnel                                           1,202               2,218              2,140              3,930
   Contingency legal and court costs                      79                 173                181                277
   Communications                                        189                 426                332                704
   Rent and other occupancy                              209                 277                332                579
   Professional Fees                                      43                  89                147                281
   General and administrative                             53                 102                185                187
                                                   ---------           ---------          ---------         ----------
Total Expenses from Operations                         1,775               3,285              3,317              5,958

Earnings from Operations                                 178               5,116                576              5,846

Other Income (Expense)
   Interest and other income                               4                  86                  4                 97
   Interest expense                                     (114)               (206)              (227)              (282)
                                                   ---------           ---------          ---------         ----------
                                                        (110)               (120)              (223)              (185)

Earnings Before Income Taxes                              68               4,996                353              5,661

Provision for Income Taxes                                26               1,958                137              2,208
                                                   ---------           ---------          ---------         ----------

Net Earnings                                      $       42           $   3,038          $     216         $    3,453

Basic Earnings per Common Share                   $     0.01           $    0.51          $    0.04         $     0.58
                                                   ---------           ---------          ---------         ----------

Diluted Earnings per Common Share                 $     0.01           $    0.51           $   0.04         $     0.58
                                                   ---------           ---------          ---------         ----------

Weighted Average Shares Outstanding
   Basic and Diluted                               6,000,000           6,000,000          6,000,000          6,000,000
                                                   ---------           ---------          ---------         ----------
                                                   ---------           ---------          ---------         ----------

                                     CREDITRUST CORPORATION
                                    CONDENSED BALANCE SHEETS

(Dollars in thousands)

                                                             December 31                      June 30
                                                       ---------------------------     ------------------------
                                                               1997                            1998
                                                       ---------------------------     ------------------------
                                                               (Audited)                     (Unaudited)

                            Assets
Cash and equivalents                                    $                770            $           5,068
Finance receivables                                                    5,050                        3,503
Residual investment in securitization                                      -                        4,618
Property and equipment                                                 1,434                        1,475
Deferred costs                                                           535                        1,270
Other assets                                                             415                          754
                                                        --------------------------      -----------------------
                                                        $              8,204            $          16,688
                                                        --------------------------      -----------------------


                            Liabilities
Accounts payable and accrued expenses                   $                653            $           1,579
Notes payable                                                          2,106                            -
Capitalized lease obligations                                            972                          955
Deferred income                                                          895                            -
Other liabilities                                                        420                          354
Deferred income taxes                                                  1,094                        3,301
Subordinated notes                                                         -                        4,572
                                                        --------------------------      -----------------------
                                                                       6,140                       10,761



                            Stockholder's Equity
Preferred stock                                         $                  -            $              -
Common stock                                                              60                           60
Paid-in-capital                                                           53                          462
Retained earnings                                                      1,951                        5,405
                                                        --------------------------      -----------------------
                                                                       2,064                        5,927
                                                        --------------------------      -----------------------
                                                        $              8,204             $         16,688
                                                        --------------------------      -----------------------
                                                        --------------------------      -----------------------

                                     CREDITRUST CORPORATION
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)



(Dollars in thousands)                                                            Six Months Ended June 30
                                                                               ------------------------------
                                                                                    1997            1998
                                                                               ------------------------------

Cash Flows from Operating Activities:
        Net earnings                                                                  $    216    $  3,453
        Adjustments to reconcile net earnings to net cash and equivalents
          Provided by operating activities
          Depreciation and amortization                                                     67         165
          Deferred tax expense                                                             131       2,208
          Gain on sale                                                                     --       (6,617)
          Changes in assets and liabilities
             Increase in other assets                                                     (144)       (338)
             Increase in accounts payable and
               accrued expenses                                                            363         926
             Decrease in other liabilities                                                  (6)        (69)
                                                                                      --------    --------
Net Cash Provided by (Used in) Operating Activities                                        627        (272)
                                                                                      --------    --------

Cash Flows from Investing Activities
        Collections applied to principal on finance receivables                          1,115         131
        Purchases of property and equipment                                               (113)        (94)
        Acquisitions of finance receivables                                               (460)     (9,900)
        Proceeds of securitization                                                         --       12,656
        Net cost of portfolios sold                                                        --         (238)
                                                                                      --------    --------
Net Cash Provided by Investing Activities                                                  542       2,555
                                                                                      --------    --------

Cash Flows from Financing Activities:
        Accrued interest on borrowings from participants, net                               --           4
        Payments on capital lease, net                                                     (28)       (129)
        Payments on notes payable, net                                                    (591)     (2,106)
        Proceeds from subordinated debt, net                                                --       4,572
        Proceeds on  issuance of warrants                                                   --         410
        Deferred costs                                                                    (355)       (736)
                                                                                      --------    --------
Net Cash (Used in) Provided by Financing Activities                                       (974)      2,015
                                                                                      --------    --------

Net Increase in Cash and Equivalents                                                       195       4,298
                                                                                      --------    --------
Cash at Beginning of Period                                                                476         770
                                                                                      --------    --------
Cash and Equivalents at End of Period
                                                                                      $    671    $  5,068
                                                                                      --------    --------
                                                                                      --------    --------

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

        Equipment and Furniture Acquired Under Capitalized Leases                     $   824     $    112
        Residual Investment in Securitization                                         $    -      $  4,183
                                                                                      --------    --------


                             CREDITRUST CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(Unaudited)
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

         In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Creditrust Corporation final prospectus dated July 29, 1998.

NOTE A-ORGANIZATION AND BUSINESS

         Creditrust Corporation (the Company) was incorporated in Maryland on October 17, 1991. The Company acquires and liquidates consumer finance receivables originated and charged off by national financial and retail institutions. The Company's customers are located throughout the United States. The Company does not currently extend credit or originate loans. Acquisitions are financed by operations, capital raised through stock offerings and through loans from third parties.


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates have been made by management with respect to the collectibility of future cash flows of portfolios. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

         Finance Receivables/Interest Income

         The Company accounts for its investment in finance receivables on an accrual basis under the guidance of Practice Bulletin 6 "Amortization of Discounts on Certain Acquired Loans" using unique and exclusive static pools. Static pools are established with accounts having similar attributes, usually based on acquisition timing and/or by seller. Once a static pool is established the receivables in the pool are not changed. The difference between the contractual receivable balance of the accounts in the static pools and the cost of each static pool (the discount) is not recorded since the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool is initially recorded at cost.

         Accrual accounting for each static pool is measured as a unit for the economic life of the static pool (similar to one loan) for recognition of income on finance receivables, or collections applied to principal on finance receivables, and for provision for loss or impairment. The effective interest rate for each static pool is estimated based on the estimated monthly collections over the estimated economic life of each pool, currently five years based on the Company's collection experience. Income on finance receivables is accrued monthly based on each static pool's effective interest rate applied to each static pool's monthly opening carrying value. Monthly collections received for each static pool reduce each static pool's carrying value. To the extent collections exceed the interest accrual, the carrying value is reduced and the reduction is recorded as collections applied to principal. If the accrual is greater than collections, then the carrying value accretes. Accretion arises as a result of collection rates lower in the early months of ownership than the estimated effective yield which reflects collections for the entire economic life of the static pool. Measurement of impairment and any provision for loss is based on each static pool. To the extent the estimated future cash flow, discounted at the estimated yield increases or decreases, the Company adjusts the yield accordingly. To the extent that the carrying amount of a particular static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates.

         Securitization

         The Company completed its first securitization in June 1998 and expects to pursue additional securitizations in the future. The Company accounts for securitizations as sales in accordance with SFAS No. 125. In summary, a securitization will qualify as a sale because it meets the following provisions of SFAS No. 125: (i) the sold receivables are put beyond the reach of the Company creditors through a number of means, including completion of the securitization in a two-step structure; (ii) the buyer of the receivables is a qualifying special-purpose entity; and (iii) there does not exist an agreement between the Company and the qualifying special purpose entity that maintains the Company's control over the sold receivables. The residual investment in securitization is treated as a debt security classified as available-for-sale in accordance with SFAS 115. To the extent that the Company determines in the future that collections will be less than the carrying value of the residual, the Company would be required to record an impairment charge.

         Reporting Comprehensive Income

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires all items required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will comply with the disclosure requirements of SFAS No. 130 in fiscal year 1998. For the quarters ended June 30, 1997 and 1998 and the six months ended June 30, 1997 and 1998, the Company had no sources of other comprehensive income. In the future, comprehensive income or losses might arise from any valuation provision in connection with the residual investment in securitization as a security held available for sale.

         Stock Split/Authorization

         On February 19, 1998, the Company effected a 60,000-for-1 stock split of its common stock in the form of a stock dividend. Pursuant to the split, the Company increased the number of shares of common stock authorized for issuance from 1,000 to 20,000,000. The stated par value of each common share was changed from no par to $0.01. In addition, the Company authorized 5,000,000 shares of preferred stock, with a par value of $0.01.

         The accompanying financial statements, including stockholder's equity and per share amounts, give retroactive effect to the stock split.

         Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. For the three and six month periods ended June 30, 1997 the Company had no common stock equivalents. The Company issued 450,000 warrants for common stock on April 2, 1998 as described in Note I-Subordinated Notes. Market value of the warrants under the treasury stock method is the same as the exercise price. Therefore, there is no dilutive effect for the quarter ended June 30, 1998.

NOTE C-FINANCE RECEIVABLES

         The Company acquires charged off consumer receivables at a discount from the actual contractual receivable balance. The following summarizes the change in finance receivables as of:

                                                             December 31                    June 30
(In thousands)                                                  1997                           1998
                                                             ------------                   --------
                                                             (Audited)                      (Unaudited)

Balance, at beginning of period.......................   $           6,604                 $  5,050
   Acquisitions of finance receivables................                 557                    9,900
   Collections applied to principal on finance                      (2,111)                    (131)
      receivables.....................................
    Securitization of finance receivables                                -                  (11,316)
                                                           -------------------        -------------
Balance, at end of period.............................   $           5,050                 $  3,503
                                                           -------------------        -------------

                                                                (Unaudited)              (Unaudited)
Unrecorded discount...................................   $         403,308               $  108,963
                                                           -------------------        -------------




         To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1997 and June 30, 1997 and 1998, no provision for loss has been recorded.



NOTE D-PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at:


         (In thousands)                                            December 31      June 30
                                                                     1997            1998
                                                                   ------------     --------
                                                                   (Audited)        (Unaudited)

         Computer equipment..................................     $     845       $     1044
         Furniture and fixtures..............................           856              863
         Leasehold improvements..............................            95               95
                                                                  ---------       ----------
                                                                      1,796            2,002
         Less accumulated depreciation and amortization......          (362)            (527)
                                                                  ---------       ----------



                                                                  $   1,434       $    1,475
                                                                  ---------       ----------


NOTE E-DEFERRED COSTS

         The Company has deferred certain costs related to ongoing securitization, initial public offering and senior subordinated notes placement efforts. Deferred costs consist of the following at:


(In thousands)                                                         December 31                  June 30
                                                                           1997                       1998
                                                                       ------------               -----------
                                                                        (Audited)                 (Unaudited)

Securitization..................................................... $        332                   $       -
Initial public offering............................................          203                         737
Senior subordinated notes..........................................            -                         533
                                                                        --------                    --------
                                                                    $        535                   $   1,270
                                                                        --------                    --------




   Upon closing of the Company's initial public offering, the deferred initial public offering costs were charged against additional paid in capital from the offering proceeds and the subordinated note costs were charged to extraordinary loss on early retirement of debt.

NOTE F-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at:

(In thousands)                                                                           December 31                 June 30
                                                                                             1997                      1998
                                                                                         ------------              -----------
                                                                                          (Audited)                (Unaudited)

Accounts payable...........................................................           $         239              $         609
Accrued other liabilities..................................................                     105                        686
Accrued salaries, taxes and fringe benefits................................                     309                        284
                                                                                       ------------               ------------
                                                                                      $         653              $       1,579
                                                                                       ------------               ------------





NOTE G-NOTES PAYABLE

         On September 23, 1996, the Company entered into a credit facility with a commercial bank to provide acquisition financing for finance receivables. As of December 31, 1997 the Company had borrowed $2.1 million net of principal payments made, pursuant to this facility. The facility was retired in June 1998 upon the closing of the securitization (see Note L). Interest was payable monthly at 1% over the bank's prime rate, which was 9.5% at December 31, 1997 and June 30, 1998. The Company has received a commitment for a $30 million warehouse facility, but to date the facility has not yet closed.


NOTE H-INCOME TAXES

         Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, following the guidance of SFAS No. 109, "Accounting for Income Taxes." These differences are primarily the result from the use of the cost recovery method of accounting for finance receivables for income tax purposes versus the effective interest rate method for financial reporting purposes and the treatment of securitizations as financing for tax purposes.

NOTE I-SUBORDINATED NOTES

         In April 1998, the Company sold $5.0 million aggregate principal amount of subordinated notes, together with common stock purchase warrants exercisable for an aggregate of 450,000 shares of the Company's Common Stock. Each of the 50 units was sold for $100,000 principal amount for the note and a warrant exercisable for 9,000 shares. The exercise price is $12.00 per share for 396,000 of the warrants and $15.50 for 54,000 of the warrants. Upon the closing of the initial public offering in August 1998, the notes plus accrued interest at 10% per annum were repaid.

         The Company recorded the fair value of the subordinated notes at $4.5 million and recorded as additional paid-in capital the remaining consideration of $410,000 net of offering expenses attributable to the fair value of the warrants. The effective interest rate on the subordinated notes based on this allocation is 12.8%. The Company repaid the subordinated notes at $5.0 million plus accrued interest. This resulted in the Company recording an extraordinary charge for the early repayment of indebtedness which, including debt issuance costs, resulted in an extraordinary charge in August 1998 of approximately $659,000 after-tax, before amortization of financing costs and original issue discount expensed between April 2, 1998 and the date of pay-off.


NOTE J-COMMITMENTS AND CONTINGENCIES

Litigation

         The Company is routinely involved in various litigation incurred in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material, adverse impact on the Company.


NOTE K-SERVICING REVENUE

         In June 1997, the Company arranged for a commercial bank to acquire, under an exclusive purchasing agent agreement, a portfolio of approximately $737 million of charged-off balances of Visa and Mastercard accounts originated by a major money center bank. In August 1997, the Company closed the acquisition for the bank and acquired the exclusive rights to the servicing, re-marketing and securitization of, and a majority interest in the underlying recoverable value of the portfolio. Under the contract, the Company receives servicing income of 85% of net collections through February 1998, 60% of collections until the bank receives a required amount under the contract which reduces over time by collections remitted to the bank estimated to be for 18 to 24 months, and 90% of net collections thereafter in perpetuity. The Company securitized the portfolio in June 1998 and will not receive servicing income on the same terms (see
Note L).



NOTE L-GAIN ON SALE AND SECURITIZATION

         In June 1998, a special-purpose finance company formed by the Company issued, through a trust created under an indenture and servicing agreement with an independent trustee, $14.5 million principal amount of 6.43% Creditrust Receivables-Backed Notes, Series 1998-1. The securitization notes are secured by a trust estate, consisting of, among other things, consumer receivables owned by the Company with a carrying value as of June 1998 of approximately $4.8 million and all of the serviced receivables. The Company purchased the serviced receivables included in the securitization for $6.5 million. After payment of the purchase price of the serviced receivables, retirement of the Company's credit facility (see Note G), and payment of transaction costs, the Company received cash of $5.8 million and recognized gain on sale of $6.0 million and recorded a residual investment in securitization of $4.6 million. The Company will receive a servicing fee of 20% of the collections of the receivables in the securitization, and will be entitled to all future recoveries on these receivables above the debt service on the securitization notes and trustee and other fees. To the extent that the Company determines in the future that collections will be less than the carrying value of the residual, the Company would be required to record an impairment charge. Payment of principal and interest on the securitization notes is insured by a financial guaranty and has a "AA" rating from Standard &
Poor's Corporation.


NOTE M-RELATED PARTY TRANSACTIONS

         The Company remitted payments on loans due participants (including interest) of approximately $31,000, $0, $5,000, and $0 to related parties during the quarters ended June 30, 1997 and 1998 and the six months ended June 30, 1997 and 1998, respectively.

         Additionally, included in accounts receivable are amounts due from non-stockholder employees of $55,766, and $17,750 as of December 31, 1997 and June 30, 1998, respectively.

         Revision to Employment Agreements

         In conjunction with the initial public offering, the Company revised employment agreements with two executive officers in April 1998. The employment agreements entitle each officer to incentive compensation up to $100,000 at the discretion of the Board of Directors, in addition to annual base compensation. Each agreement contains non-compete and confidentiality clauses.


NOTE N-SUBSEQUENT EVENTS

         Initial Public Offering

         On July 29, 1998, the Company commenced an initial public offering of
2.0 million shares of Common Stock at an initial public offering price of $15.50 per share. The Company's sole shareholder also sold 500,000 shares of Common Stock in the offering, which closed on August 3, 1998, and an additional 308,711 shares pursuant to an underwriters' over-allotment option which was subsequently exercised and which closed on September 2, 1998. After payment of underwriting discounts and commissions and estimated other offering expenses, the Company received estimated net proceeds of $27.7 million. A portion of these proceeds was used to repay the subordinated notes; of the remaining proceeds, a portion has been used to make additional portfolio purchases and the balance has been added to working capital.

         Employee Stock Purchase Plan

         In conjunction with the initial public offering, the Company has reserved a total of 100,000 shares of common stock for issuance pursuant to the 1998 Creditrust Employee Stock Purchase Plan. The plan is administered by the Board of Directors and is open to all eligible employees, who will be able to purchase shares at a 15% discount to the fair market value subject to certain annual limitations. As permitted by Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company will account for stock-based compensation on the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB 25). As the plan is non-compensatory in nature, no compensation expense will be recorded for stock purchased pursuant to the plan.

         Stock Incentive Plan

         In conjunction with the initial public offering, the Company has reserved a total of 800,000 shares of common stock for issuance pursuant to the Creditrust 1998 Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors and provides for the grant of stock options and other stock grants to directors and to all eligible employees of the Company, including executive officers and directors. Options granted under the plan are granted on such terms and at such prices as determined by the Board of Directors, except the per share exercise price may not be less than the fair market value of the common stock on the date of the grant. The Board of Directors has the authority to amend or terminate the plan, provided no such amendment or termination adversely affects the rights of any holder of any outstanding option without the written consent of such holder. Options to purchase 338,710 shares of Common Stock at an exercise price of $15.50 per share were issued upon the closing of the initial public offering in August 1998.

         In connection with the initial public offering, the Board of Directors granted nonqualified options to key executives and employees.

         SMILE Program

         In connection with the initial public offering, the Board of Directors approved the Creditrust Corporation Shareholders Make Involved Loyal Employees (SMILE) stock purchase plan. Effective every six months, the Board will direct the purchase of Creditrust Corporation shares in the open market, presently 40 shares for each employee as of the date of purchase. The shares will be held for the benefit of the employees, and 10 shares per employee will be sold every six months after purchase and the proceeds distributed to participants then employed at the end of each six-month period. In August 1998 the trustee for the plan purchased 15,520 shares at an average price of $17 5/16 per share for a total payment of $269,000.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. The following discussion and analysis should be read in conjunction with the audited financial statements of the Company, including the notes thereto, included in the Company's Prospectus dated July 29, 1998 and in conjunction with the information under "Risk Factors and Forward-Looking Statements" contained in Part II hereof.

Overview

         The Company acquires, services and liquidates portfolios of distressed receivables and believes that it is one of the largest distressed consumer receivables purchasers anywhere in the United States. The Company uses proprietary technology to acquire and recover on receivables primarily consisting of charged-off Visa, MasterCard, and private label credit card accounts issued by major banks and merchants, the originating institutions.

         The Company accounts for its investment in consumer or finance receivables on an accrual basis using unique and exclusive static pools. Static pools are established using similar accounts with similar attributes, usually based on acquisition timing and/or by seller. Once a static pool is established the receivables in the pool are not changed. The difference between the contractual receivable balance of the accounts in the static pools and the cost of each static pool (the discount) is not recorded since the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool is initially recorded at cost. See Note B of Notes to Financial Statements.

         In the quarter ended September 30, 1997, the Company began recognizing servicing income in connection with its agreement to liquidate certain serviced receivables. Under the terms of the servicing agreement, the financial institution had agreed to accept any third-party offer to purchase or allow the Company to securitize the serviced receivables provided the proceeds to the financial institution exceeded a minimum amount. See "Liquidity and Capital Resources." The serviced receivables were included in the securitization described below.

         In June 1998, the Company completed its first securitization of finance receivables. In the securitization, the Company transferred receivables owned by the Company with a charge-off balance of $412 million and a carrying value of $4.8 million and also purchased for $6.5 million and simultaneously transferred the serviced receivables with a charge-off balance of $692 million, at a transaction price negotiated at the time that the servicing arrangement was initiated, to Creditnist SPV2, LLC (SPV2), a limited purpose finance subsidiary. SPV2 issued $14.5 million of 6.43% Creditnist Receivables-Backed Notes, Series 1998-1, secured by the receivables and a financial guaranty insurance policy. As of June 30, 1998, the Company also owned receivables not contributed to the securitization with a charge-off balance of $112 million and a carrying value of $3.5 million. The notes are not obligations of the Company and SPV2 is not consolidated for financial reporting purposes.

         The projected recovery value of the transferred receivables exceeded the principal balance of the securitization notes. The Company retains a residual interest in SPV2 representing this interest. The Company acts as servicer with respect to the receivables included in the securitization, and receives a servicing fee equal to 20% of collections. As servicer, the Company continues its collection activities with its customers as it otherwise would with owned receivables. Accordingly, customer relationships are not affected by the securitization.

         The securitization qualified as a sale under generally accepted accounting principles. For securitized pools of finance receivables, future income is reduced due to the elimination of income on finance receivables and partially offset by the receipt of servicing income and interest income on the residual investment in securitization. After payment of all principal and interest on the notes, the Company will receive all collections, subject to an obligation to pay the seller of the serviced receivables 10% of collections with respect to the serviced receivables after aggregate collections on those receivables exceed a specified amount.

         The proceeds from the securitization were used by the Company to pay the purchase price of the serviced receivables, to retire debt associated with the owned receivables, and to pay transaction costs. The Company recognized gain on the sale of both the owned and serviced receivables in the securitization of $6.0 million and received cash of $5.8 million. The Company also recorded a residual investment in securitization of $4.6 million. The investment in securitization is accounted for under the provisions of SFAS 115 as debt securities available-for-sale and is estimated to accrue income at the rate of 12% per annum. Once the notes are retired, recoveries will be applied to reduce the carrying amount of the investment in securitization and accrued income. The Company expects to pursue similar securitization transactions in the future. See Note B in the Notes to Financial Statements for additional discussion concerning the financial statement effects of the securitization.

         In April 1998, the Company issued, for $5.0 million in total consideration, $5.0 million principal amount of subordinated notes and warrants to purchase 396,000 shares of common stock at an exercise price of $12.00 per share and warrants to purchase 54,000 shares of Common Stock at an exercise price equal to the initial public offering price or $15.50. The Company recorded the fair value of the subordinated notes at $4.5 million and recorded as additional paid-in capital the remaining consideration of $410,000 net of offering costs attributable to the fair value of the warrants. The Company repaid the subordinated notes at $5.0 million plus accrued interest of $47,000 at the closing of the initial public offering on August 3, 1998. This resulted in the Company recording an extraordinary charge for the early repayment of indebtedness which, including debt issuance costs, resulted in an extraordinary charge of approximately $659,000 after-tax. Accordingly, quarter-to-quarter comparisons of results for the quarter in which the initial public offering is concluded will be adversely affected.

Results of Operations

         Revenues. Total revenues for the quarter ended June 30, 1998 were $8.4 million compared to total revenues of $2.0 million for the quarter ended June 30, 1997, an increase of 320%. On a year to date basis, total revenues through June 30, 1998 were $11.8 million compared to total revenues through June 30, 1997 of $3.9 million, a 203% increase. Year to date and second quarter results were increased significantly due to a $6.0 million gain on sale from the Company's securitization of most of its receivables in the second quarter as discussed above. Revenues year to date were further benefited by a $658,000 gain on sale in the first quarter of 1998 resulting from the resale of a portfolio repurchased under a settlement agreement. Previously deferred income of $895,000 was recognized against a $237,000 cost of the resale. See "Financial Condition-Deferred Income."

         Income on finance receivables was level at $2.0 million in the second quarter of 1998 and 1997. Year to date income on finance receivables decreased by $439,000 in 1998 over 1997 due primarily to the higher investment level of receivables owned in the first quarter of 1997 over 1998. The Company made greater levels of receivable acquisitions in late 1996 and early 1997 than it did in late 1997 and early 1998, when the Company was pursuing alternative funding sources to bank financing. As a result, the weighted average investment in receivables declined to $4.8 million in the first quarter of 1998 from $6.6 million in the first quarter of 1997. Income on finance receivables was approximately equal in the second quarter of 1998 over 1997 due to the purchases of receivables in the second quarter of 1998 with proceeds from the subordinated debt offering discussed above. Collections increased $1.3 million or 26% from $5.0 million to $6.3 million in the six months ended 1997 and 1998. The weighted average charged-off balances owned or serviced by the Company increased from $444 million in the first half of 1997 to $1.1 billion in the first half of 1998, an increase of 148%.

         Total Expenses from Operations. Total expenses from operations increased by $1.5 million to $3.3 million in the quarter ended June 30, 1998 from $1.8 million in the quarter ended June 30, 1997. Year to date total expenses increased $2.7 million to $6.0 million $3.3 million over last year. Operating expenses for the quarter ended June 30, 1998 increased over the quarter ended June 30, 1997 by 85.2% due to (a) a 84.5% increase in personnel costs as a result of growing total staff from 172 to 333 as of June 30, 1997 and 1998, respectively; (b) a 32.5% increase in rent and occupancy due to the start up of the approximately 36,000 square foot operations center in March 1997 and full occupancy in June 1997 compared to the full quarter of occupancy for the quarter ended June 30, 1998; (c) an increase in communication expense of 125.4% due to increased levels of credit reporting and long distance usage from a higher volume of accounts; (d) a 119.0% increase in contingency legal and court costs due to higher volumes of accounts under management; and (e) 107.0% increase in professional fees primarily due to auditing expense increases.

Operating expenses as a percentage of revenues experienced a very significant decline due to the gain on sale in the second quarter of 1998.


         Expenses increased in the quarter ended June 30, 1998 primarily as a result of costs associated with recovery efforts on the serviced receivables, and in anticipation of additional acquisitions in the 1998 fiscal year. Management believes that many of the expense categories discussed above can support the servicing and the liquidation of substantially larger volumes of receivables without proportional expense increases.

         Personnel expenses were $1.2 million or 61.5% of revenue in the quarter ended June 30, 1997 and $2.2 million or 26.4% of revenue for the quarter ended June 30, 1998. Personnel expenses were $2.1 million or 55.0% of revenue in the six months ended June 30, 1997 and $3.9 million or 33.3% of revenue for the quarter ended June 30, 1998. Major categories of personnel expense increases included: (a) additional compensation costs for development, installation and training associated with the expanded information technology systems; (b) significant investment in senior management infrastructure, including senior management staff in the information technology and legal departments; and (c) increase in the number of account officers to service a larger volume of receivables.

         Rent and other occupancy costs were $209,000 or 10.7% of revenue and $277,000 or 3.3% of revenue in the quarters ended June 30, 1997 and 1998, respectively. Rent and other occupancy costs were $332,000 or 8.5% of revenue and $579,000 or 4.9% of revenue in the six months ended June 30, 1997 and 1998, respectively. This increase is attributable primarily to utilities and depreciation expense increases in connection with the addition of approximately 36,000 square feet of space and related equipment for the new operations center started up in March 1997 and occupied in June 1997 compared to a full quarter and six months of occupancy in 1998.

         Professional fees were $43,000 or 2.2% of revenue and $89,000 or 1.1% of revenue in the quarters ended June 30, 1997 and 1998, respectively. Professional fees were $147,000 or 3.8% of revenue and $281,000 or 2.4% of revenue in the six months ended June 30, 1997 and 1998, respectively. The increases were attributable to increased annual audit fee and various legal expenses.

         Earnings From Operations. Earnings from operations were $178,000 or 9.1% of revenues in the quarter ended June 30, 1997 and $5.1 million or 60.9% of revenues in the quarter ended June 30,1998. Earnings from operations were $576,000 or 14.8% of revenues in the six months ended June 30, 1997 and $5.8 million or 49.5% of revenues in the six months ended June 30, 1998. This increase resulted from several factors, particularly the positive effect on revenues from servicing income and gain on sale, which largely offset the substantial growth in corporate infrastructure to support a substantially larger base of operations.

         Other Income (Expense). Interest expense increased from $114,000 in the quarter ended June 30, 1997 to $206,000 in the quarter ended June 30, 1998. Interest expense increased from $226,000 in the six months ended June 30, 1997 to $282,000 in the six months ended June 30, 1998. Interest on the Company's bank debt decreased during both periods as a result of pay-downs on the credit facility. Offsetting these decreases, interest expense on the subordinated notes issued in April 1998 increased interest expense in the second quarter and year to date.


         Earnings Before Income Taxes. As the result of the foregoing, earnings before income taxes were $68,000 in the quarter ended June 30, 1997 and $5.0 million in the quarter ended June 30, 1998. Year to date, earnings before income taxes were $353,000 and $5.7 million for 1997 and 1998, respectively.

         Provision For Income Taxes. Income taxes for the quarters ended June 30, 1997 and 1998 were at effective tax rates of 38% and 39%, respectively. Year to date, tax rates were 39% in both 1997 and 1998. The effective tax rate fluctuates as a result of changes in pre-tax income and nondeductible expenses. Deferred tax liabilities increased from $1.1 million at December 31, 1997 to $3.3 million at June 30, 1998, principally due to the deferred taxes of approximately $2.3 million provided for on the gain on sale related to the securitization which is treated as a financing transaction for tax purposes, and the reversal of a deferred tax benefit of $345,000 on the first quarter portfolio resale and recognition of previously deferred income which was previously taxed.

         Net Earnings. Net earnings for the quarter ended June 30, 1997 were $42,000 versus $3.0 million for the quarter ended June 30, 1998. This increase was principally attributable to higher revenues as a result of the gain on sale from securitization and servicing income in the quarter ended June 30, 1998 over the quarter ended June 30, 1997 of $6.4 million offset by higher costs of $1.5 million and further decreased by a $1.9 million increase in tax expenses. Year to date, net earnings were $216,000 for 1997 and $3.5 million for 1998, an increase of $3.2 million. The increase year to date was similarly attributable to higher revenues as a result of the gain on sale from securitization and servicing income in 1998 over 1997 of $7.9 million offset by higher costs of $2.6 million and further decreased by a $2.1 million increase in tax expenses.

         EBITDA. EBITDA increased $4.9 million from $134,000 to $5.0 million at June 30, 1997 to June 30, 1998, respectively. Year to date, EBITDA increased $5.2 million to $5.7 million in 1998 over 1997. EBITDA increased parallel to net earnings as a result of the gain on sale in June 1998.

Financial Condition

         Cash and Cash Equivalents. Cash and cash equivalents increased 558.2% from $770,000 as of December 31, 1997 to $5.1 million as of June 30, 1998, primarily as a result of an increase in net cash from investing activities, principally, proceeds of securitization, and net cash from financing activities, principally the issuance of the subordinated notes, offset by net cash used in operating activities.

         Finance Receivables. Finance receivables decreased 30.6% to $3.5 million, as of June 30, 1998 from $5.0 million as of December 31, 1997. All of the receivables owned as of December 31, 1997 were securitized in the second quarter and removed from the balance sheet. The carrying value of the receivables, along with the purchase price of the serviced receivables of $6.5 million was allocated to cost of the sales on the residual investment in securitization. Purchases of $9.9 million all occurred in the second quarter and included $6.5 million for the serviced receivables and $3.4 million for additional receivables that are not yet securitized and are reflected on the balance sheet as of June 30, 1998. The Company purchased the $3.4 million of finance receivables as of June 30, 1998 with a portion of the net proceeds from the issuance of the subordinated notes.

         Residual Investment in Securitization. Residual investment in securitization increased from none in 1997 to $4.6 million as of June 30, 1998. The residual investment represents the allocated cost of the Company's subordinated retained interest in the excess recoveries projected from the receivables securitized in June 1998. Once the securitization notes are fully satisfied, along with related interest expense, servicing costs, trustee fees and insurance premiums and the receivables are returned to SPV2, thereafter the Company will reacquire control of the receivables and continue its recovery activity in realization of the residual carrying value. The carrying value was established by allocating the total cost of the receivables sold of $11.3 million among the fair value of the receivables sold in the amount of the securitization notes of $14.5 million and the fair value of the retained interest estimated at $8.1 million, plus the cash reserve established from selling proceeds of $435,000. The fair value of the retained interest was estimated by management based on future projected recoveries employing the Company's proprietary projection software, the Portfolio Analysis Tool (PAT). PAT projected recoveries were reduced by 20% for unforeseen reduced collection trends, further reduced for the estimated costs to service in the future at 20% and discounted at 12% per annum as a reasonable expected return on a subordinated retained interest. Interest income is accrued on the residual at 12% per annum for the estimated remaining life of the receivables of approximately four years. Once the securitization notes are retired in an expected 18 months, any collections will be applied to amortize the investment in residual including accrued interest income. The investment will be accounted for under the provisions of SFAS 115 as a security available for sale and marked to market through a valuation reserve in the equity accounts of the Company. As of June 30, 1998, no valuation adjustment was incurred. In the future, should recoveries fall short of management's projections, a valuation reserve might be required.

         Property and Equipment. Property and equipment, net, increased 2.9% to $1.48 million as of June 30, 1998 from $1.43 million as of December 31, 1997 due to $206,000 in purchases (principally through capital leases) of computer equipment net of $165,000 of depreciation.

         Deferred Costs. Deferred costs increased 137% to $1.3 million as of June 30, 1998 from $535,000 as of December 31, 1997, principally as a result of $534,000 in additional capitalized initial public offering development costs. Previously capitalized securitization costs of $511,000 ($332,000 at December 31, 1997) were expensed in connection with the completion of the securitization. Initial public offering costs consist principally of legal and accounting fees incurred in 1997 and 1998 that management believes have a future benefit to the Company in its efforts to raise additional equity capital. These costs will be netted against the additional paid in capital of the initial public offering proceeds, which became effective, July 28, 1998. The Company also capitalized $533,000 net of amortization in the first and second quarters of 1998 in debt issuance costs related to the issuance of the subordinated notes which were sold April 2, 1998; the Company was required to write off these costs at the time of the consummation of the initial public offering and the mandatory repayment of the subordinated notes.


         Accounts payable and accrued expenses. Accounts payable and accrued expenses increased 142% from $653,000 at December 31, 1997 to $1.6 million at June 30, 1998. The increase was principally due to increased accrued legal, accounting, and printing costs incurred in connection with the initial public offering of $581,000.

         Notes Payable and Capitalized Lease Obligations. Notes payable decreased from $2.1 million as of December 31, 1997 to none as of June 30, 1998. Capitalized lease obligations decreased from $972,000 to $955,000 for the same period. The decrease in notes payable was attributable to repayments on the Company's bank credit facility and complete repayment in June 1998 at the time of the securitization. No further borrowings are available under this bank credit facility. The Company expects to obtain a $30 million warehouse facility for which it has received a lending commitment but which has not yet closed.

         Deferred Income. As of December 31,1997 the Company had deferred income of $895,000. As of March 31, 1998, the deferred income was recognized. Historically, the Company purchased receivables from time to time with commitments from a third party to purchase a portion of the newly acquired receivables. The Company entered into three such transactions during 1996 resulting in gains totaling $996,000. In 1997, a complaint was filed against the Company by one such purchaser. In June 1997, the Company settled, resulting in a dismissal of the complaint. Under the terms of the settlement, the Company agreed to repurchase the receivables for approximately $1.3 million, as adjusted for collections until consummation of the repurchase, resulting in deferred income of $895,000. The repurchase occurred in February 1998 for approximately $1.0 million. The portfolio was resold in February 1998 to a financial institution for $800,000. The Company recognized a gain on sale of approximately $658,000 in the first quarter of 1998, approximately $401,000 after tax.

         Deferred Tax Liability. Deferred tax liability at June 30, 1998 is $3.3 million compared to $1.1 million as of December 31, 1997. This increase of $2.2 million was primarily attributable to an increase in deferred income for tax purposes since the gain from securitization is not income and the securitization notes are treated as a financing transaction and was further attributable to a decrease in deferred tax benefit on previously deferred gain on sale reported in the first quarter of 1998 for book purposes.

         Subordinated Notes. The Company issued subordinated notes of $5 million on April 2, 1998 with 450,000 of warrants to purchase common stock. The notes were unsecured and subordinate to the general liabilities of the Company. The notes were recorded at their fair value less the value attributable to the warrants. The notes were repaid with proceeds from the initial public offering on August 3, 1998.

         Total Stockholder's Equity. Total stockholder's equity increased $3.9 million or 187% to $5.9 million at June 30, 1998 from $2.1 million at December 31, 1997 as a result of net income of $3.4 million during the six months ended June 30, 1998 and $409,000 of additional paid in capital resulting from the fair value of the warrants issued in connection with the subordinated notes.

Liquidity And Capital Resources

         The Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. In addition, the Company receives cash upon the sale of receivables in connection with securitizations. In the past, the primary sources of funds to acquire receivables were cash flow, the sale of participations to third parties, and borrowings under a bank credit facility. In September 1996, the Company entered into a credit facility with a commercial bank providing up to $4.0 million in advances to finance the acquisition of finance receivables. In 1997, the Company was notified that the bank providing the Company's bank credit facility was being acquired. At the time of the securitization, the Company's existing bank debt was repaid and no further borrowings are permitted under that facility. At December 31, 1997, and June 30, 1998, there was no availability under the Company's bank credit facility. The Company has received a commitment for a $30 million warehouse facility, but to date the facility has not closed.

         In April 1998, the Company issued $5.0 million of subordinated notes in a private placement transaction. These notes were repaid upon consummation of the initial public offering. In connection with the private placement, the Company issued warrants to purchase 396,000 shares of common stock exercisable at $12.00 per share and warrants to purchase 54,000 shares of common stock exercisable at the initial public offering price or $15.50.

         On June 19, 1998, the Company completed a securitization of most of the receivables owned as of March 31, 1998 and the serviced receivables. Gross proceeds of the securitization were $14.5 million. After securitization expenses and the purchase of the serviced receivables, the Company retired its notes payable to its existing senior lender of $1 million resulting in net cash proceeds available for working capital (including receivables purchases) of $5.8 million.

         As of June 30, 1998, the Company had cash of $5.1 million. Capital expenditures from operations were $94,000 for the six months ended June 30, 1998. Capital additions made pursuant to capital leases were $112,000 in the first six months of 1998. Receivables purchases were $9.9 million for the six months ended June 30, 1998.

         As an additional means of increasing the amount of receivables under management, in August 1997, the Company entered into an exclusive servicing agreement with a financial institution pursuant to which the Company serviced approximately 400,000 additional accounts representing approximately $737 million of charged-off balances of serviced receivables. The serviced receivables were included in the securitization.

         The debt service requirements associated with borrowings under any new credit facility would significantly increase liquidity requirements. The Company anticipates that its operating cash flow and proceeds from its initial public offering and subordinated note offering will be sufficient to meet its anticipated future operating expenses and to service its debt requirements as they become due. In order to continue its growth, the Company will have to make future purchases of receivables that may require significant additional investment in excess of the capital raised in the initial public offering, the subordinated debt offering and its initial securitization. The Company anticipates financing such purchases with additional borrowings under a $30 million warehouse facility for which the Company has received a lending commitment but which facility has not yet closed. It is expected that such a facility would enable the Company to purchase additional portfolios of receivables to be held under the warehouse subject to a securitization or other permanent financing within 12 months. In addition, the Company expects to secure additional funding through additional securitizations similar to its initial securitization.

Year 2000

         The Year 2000 issue arises out of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations and cause a disruption of operations, including, among other things, a temporary inability to process transactions, send letters and statements or engage in similar activities.

         The Company believes it has replaced or modified all of its material computer systems and business applications software so that its computer systems would properly utilize dates beyond December 31, 1999 and does not believe that any further material expenditures will be necessary to make these systems Year 2000 compliant. Most of the Company's major customers are the largest originating institutions in the country, which the Company expects will become Year 2000 compliant due to the nature of their businesses and the financial strength of these businesses. Additionally, the Company does not generally communicate on-line with originating institutions on a continuing basis, but rather receives discrete date files for analysis and to support recovery activities. The Company has to date been able to convert data received from originating institutions and other third parties to be Year 2000 compliant and expects that it will continue to be able to do so in the future. The Company is in the process of seeking Year 2000 certifications from key vendors.

Inflation

         The Company believes that inflation has not had a material impact on its results of operations for the three and six months ended June 30, 1997 and 1998.


Forward-Looking Statements

         The "Year 2000" and "Risk Factors and Forward-Looking Statements" sections contained herein discuss factors that could cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                           Part II. Other Information

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c)      None.

         (d) The Company filed its first registration statement under the Securities Act on April 15, 1998 and the registration was declared effective July 28, 1998, File No. 333-50103. The offering commenced July 29, 1998, and closed on August 3, 1998. The underwriters exercised the over-allotment option and the option closing occurred on September 2, 1998. 66,289 shares covered by the over-allotment option registered in the offering were not sold. The offering has terminated. The managing underwriters were Ferris, Baker Watts Incorporated and Boenning & Scattergood, Inc. The security registered is Common Stock, par value $0.01 per share. The amount registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date, as to the Company and the sole selling stockholder, respectively, are as follows:

         FOR THE ACCOUNT OF THE COMPANY

         Amount registered                                          2,000,000
         Aggregate price of offering amount registered            $31,000,000
         Amount sold                                                2,000,000
         Aggregate offering price of amount sold                  $31,000,000

         FOR THE ACCOUNT OF THE SELLING STOCKHOLDER

         Amount registered                                            875,000
         Aggregate price of offering amount registered            $13,562,500
         Amount sold                                                  808,711
         Aggregate offering price of amount sold                  $12,535,020.50


         Through the date hereof, in connection with the issuance and distribution of the Company's Common Stock the expenses incurred were as follows:

         Underwriting Discounts and Commissions                   $2,160,000
         Finders Fees                                                  -
         Underwriters Expenses                                       310,000
         Other Expenses*                                             800,000
                                                                  --------------

         Total Expenses                                           $3,270,000

         * Estimated

         The above-listed expenses were paid directly to underwriters and others incurring those expenses. The net offering proceeds to the Company after deducting total expenses described above are estimated at $27,730,000.

         The Company used a portion of the net offering proceeds to redeem subordinated notes in the amount of $5.0 million plus accrued interest of $47,000 and to purchase additional portfolios of consumer receivables in amounts to be detailed in future filings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consents each dated July 27, 1998, in lieu of a special meeting, the sole stockholder of the Company ratified and approved the following matters:

         a) The adoption of an amendment to the Articles of Amendment and Restatement, as and for the charter of the Company, exempting any "business combination" between the Company and Joseph K. Rensin, or any existing or future associates or affiliates of Joseph K. Rensin, from the provisions of Subsection 6 of Title 3 of the Corporations and Associations Article of the Annotated Code of Maryland.

         b) The adoption of the 1998 Incentive Stock Plan, the 1998 Employee Stock Purchase Plan and the SMILE Program.


ITEM 5.  OTHER INFORMATION


Risk Factors and Forward-Looking Statements


         The Company's business prospects are highly dependant on a variety of factors within and beyond the Company's control which may affect the timing and amount of collections on the Company's portfolios of consumer receivables, most of which have been in default. Future internal growth will depend on numerous factors, including the initiation and development of relationships with originating institutions, the availability of adequate financing to purchase additional receivables, the ability to securitize receivables, the ability to maintain the quality of services the Company provides to its customers and to originating institutions, and the recruitment, motivation and retention of qualified personnel. There can be no assurance that the Company will be able to manage its expanding operations effectively or to maintain its historical collection rates, or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition.

         The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors which can affect revenues, cost of collections and other expenses. These factors include costs relating to personnel, communications, and legal collections, as well as variations in the value of portfolios of receivables based on the accuracy of the Company's pricing models, pricing pressures in connection with future acquisitions of receivables, and capital expenditures and other costs relating to the expansion of its operations. No assurance can be given that unanticipated future events, including further refinements to the Company's collection models, will not result in changes in estimates in future periods which could adversely affect quarter-to-quarter comparisons.

         Period-to-period comparisons will also be affected by the timing of securitization transactions. The Company's initial securitization, completed in June 1998, resulted in gain on sale of $6.0 million and the recognition of a residual investment in securitization of $4.6 million (accounted for as an available-for-sale security). A decline in the value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security and, therefore, could have an adverse effect on the Company's financial position and/or results of operations. Any downward adjustment in the carrying amount of any residual interests could also have an adverse effect on the market price of the Company's Common Stock. Additionally, the timing of future securitizations which the Company may pursue, if any, could affect period-to-period comparisons.

         Statements made herein and in other written and oral statements of the Company may include the plans and objectives of management for future operations, including plans and objectives relating to future growth in the number of receivables and availability of adequate third-party financing. Any forward-looking statements are based on current expectations which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that any of the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or by any other person that the objectives and plans of the Company will be achieved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits
      27.   Financial Data Schedule

(B)   Reports on Form 8-K
      Creditrust Corporation filed no reports on Form 8-K during the quarter ended June 30, 1998.

Items 1 and 3 are not applicable and have been omitted.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Creditrust Corporation

Date:  September 10, 1998
                                   By:  /s/ Richard J. Palmer
                                   ------------------------------------
                                   Richard J. Palmer
                                   Vice President
                                   Chief Financial Officer

                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Officer)