Form 10-Q
period 1998-09-30
CREDITRUST CORP
filed 1998-11-16
CIK 1043497

================================================================================



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                  7000 SECURITY BLVD., BALTIMORE, MD 21244-2543
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 410-594-7000

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
     REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD
          THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
            (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
                          PAST 90 DAYS YES [X] NO [ ]

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                        NOVEMBER 10, 1998 WAS 8,000,000.



================================================================================

                             CREDITRUST CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX




PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                                                                                  Page

        a)     Statements of Earnings
               For the Three and Nine Months Ended September 30, 1997 and 1998 ...   1

        b)     Balance Sheets
               As of December 31, 1997 and September 30, 1998 ....................   2

        c)     Statement of Stockholders' Equity
               As of December 31, 1997 and September 30, 1998.....................   3

        e)     Statements of Cash Flows
               For the Nine Months Ended September 30, 1997 and 1998..............   4

        f)     Notes to Financial Statements .....................................   5


        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................  11

PART II. OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds.........................  17

        Item 5. Other Information.................................................  18

        Item 6. Exhibits and Reports on Form 8K ..................................  19

   SIGNATURE......................................................................  19

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                             CREDITRUST CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(Dollars in thousands, except per share data)       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                  1997              1998              1997              1998
                                               ----------        -----------      -----------        ----------

REVENUE
   Income on finance receivables               $    1,876        $    2,870        $    5,769        $    6,324
   Servicing fees                                     684               647               684             2,380
   Gain on sale                                         -               800                 -             7,417

                                               ----------        ----------        ----------        ----------
Total Revenue                                       2,560             4,317             6,453            16,121

EXPENSES
   Personnel                                        1,724             3,567             3,864             7,497
   Contingency legal and court costs                   57                26               238               303
   Communications                                     271               399               603             1,103
   Rent and other occupancy                           262               319               594               898
   Professional Fees                                   37               152               184               433
   General and administrative                          60               224               245               411

                                               ----------        ----------        ----------        ----------
                                                    2,411             4,687             5,728            10,645
                                               ----------        ----------        ----------        ----------

EARNINGS (LOSS) FROM OPERATIONS                       149             (370)               725             5,476

OTHER INCOME (EXPENSE)
   Interest and other income                            3               290                 7               387
   Interest expense                                  (92)             (101)             (318)             (383)
                                               ----------        ----------        ----------        ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                    60             (181)               414             5,480

PROVISION FOR INCOME TAXES                             23              (68)               162             2,140
                                               ----------        ----------        ----------        ----------

EARNINGS (LOSS) BEFORE EXTRAORDINARY LOSS              37             (113)               252             3,340

EXTRAORDINARY LOSS (NET OF TAXES)                       -             (567)                 -             (567)
                                               ----------        ----------        ----------        ----------

NET EARNINGS (LOSS)                            $       37        $    (680)        $      252        $    2,773
                                               ----------        ----------        ----------        ----------

BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE
  EXTRAORDINARY LOSS                           $     0.01        $   (0.01)        $     0.04        $     0.52
                                               ----------------------------------------------------------------

BASIC EARNINGS (LOSS) PER COMMON SHARE ON
  EXTRAORDINARY LOSS                           $        -        $   (0.08)        $        -        $   (0.09)
                                               ----------------------------------------------------------------

BASIC EARNINGS (LOSS) PER COMMON SHARE         $     0.01        $   (0.09)        $     0.04        $     0.43
                                               ----------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                             6,000,000         7,333,333         6,000,000         6,444,444
                                               ==========        ==========        ==========        ==========

                             CREDITRUST CORPORATION
                            CONDENSED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                    DECEMBER 31,     SEPTEMBER 30,
                                                    ------------     -------------
                                                        1997             1998
                                                    ------------     -------------
                                                      (Audited)       (Unaudited)
                   ASSETS

Cash and equivalents                                $        770     $       9,875
Finance receivables-net                                    5,050            20,554
Residual investment in securitizations                         -             5,215
Property and equipment                                     1,434             2,356
Deferred costs                                               535                 -
Other assets                                                 415             1,375
                                                     -----------      ------------
                                                     $     8,204      $     39,375
                                                     -----------      ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                $       653      $      2,123
Notes payable                                              2,106                 -
Capital leases                                               972             1,785
Deferred income                                              895                 -
Other liabilities                                            420               359
Deferred income taxes                                      1,094             2,868
                                                     -----------      ------------
                                                           6,140             7,135

Common stock                                                  60                80
Paid-in-capital                                               53            27,705
Retained earnings                                          1,951             4,724
Stock held under SMILE Program                                 -              (269)
                                                     -----------      ------------
                                                           2,064            32,240
                                                     -----------      ------------
                                                     $     8,204      $     39,375
                                                     ===========      ============

                             CREDITRUST CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                          ----------------------------------------------------------------------------------------
(In thousands except share data)                                           ADDITIONAL
                                              COMMON           PAR           PAID-IN       TREASURY       RETAINED
                                              STOCK           VALUE          CAPITAL        STOCK         EARNINGS        TOTAL
                                          -------------   -------------   ------------   ------------   ------------   -----------
Balance at December 31, 1997 (Audited)      6,000,000      $        60     $       53     $        -     $    1,951     $   2,064

Value of common stock purchase
warrants issued in connection with
subordinated debt financing                                                       411                                         411

Initial public offering                     2,000,000               20         27,241                                      27,261

Stock held under SMILE program                                                                 (269)                        (269)

Net earnings                                                                                                  2,773         2,773

                                          -------------   -------------   ------------   ------------   ------------   -----------
Balance at September 30, 1998
(Unaudited)                                 8,000,000      $        80     $   27,705     $    (269)     $    4,724     $  32,240
                                          =============   =============   ============   ============   ============   ===========

                             CREDITRUST CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(DOLLARS IN THOUSANDS)                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------
                                                                                      1997                 1998
                                                                                ------------------    ----------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings                                                             $            252       $       2,773
        Adjustments to reconcile net earnings to net cash and equivalents provided by operating activities
          Depreciation and Amortization                                                       133                 262
          Deferred tax expense                                                                154               1,775
          Gain on sale                                                                          -              (7,417)
          Extraordinary loss                                                                    -                 929
          Changes in assets and liabilities
             Increase in accounts receivable                                                  (56)               (228)
             Increase in other assets                                                         (17)               (431)
             Increase in prepaid expenses                                                    (118)               (300)
             Increase in accounts payable and accrued
             expenses                                                                         983               1,470
             Increase (Decrease) in servicing remittances due                                 119                (101)
             (Decrease) Increase in lease incentives                                          (9)                  37
                                                                                ------------------    ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         1,441              (1,232)
                                                                                ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Collections applied (accretion) to principal on finance receivables                 1,742                (641)
        Purchases of property and equipment                                                  (115)               (147)
        Acquisitions of finance receivables                                                  (459)            (26,178)
        Proceeds from securitization                                                            -              12,059
        Net cost of portfolios sold                                                             -                 562
                                                                                ------------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         1,168             (14,345)
                                                                                ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        (Principal payments) accrued interest on borrowings from
        participants, net                                                                     (13)                  4
        Payments on capital lease, net                                                       (129)               (224)
        Payments on notes payable, net                                                     (1,139)             (2,106)
        Proceeds from issuance of capital stock                                                                27,261
        Payments for stock held for SMILE program                                               -                (269)
        Proceeds from issuance of warrants                                                      -                 411
        Deferred costs                                                                       (669)               (395)
                                                                                ------------------    ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (1,950)             24,682
                                                                                ------------------    ----------------

NET INCREASE  IN CASH AND EQUIVALENTS                                                         659               9,105
                                                                                ------------------    ----------------
CASH AT BEGINNING OF PERIOD                                                                   476                 770
                                                                                ------------------    ----------------
CASH AND EQUIVALENTS AT END OF PERIOD                                            $          1,135       $       9,875
                                                                                ------------------    ----------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        Equipment and Furniture Purchased Under Capitalized Leases               $            885       $       1,037

        Residual Investment in Securitization                                    $              -       $       4,310

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

NOTE A-ORGANIZATION AND BUSINESS

         Creditrust Corporation (the Company) was incorporated in Maryland on October 17, 1991. The Company acquires and liquidates consumer finance receivables originated and charged off by national financial and retail institutions. The Company's customers are located throughout the United States. The Company does not currently extend credit or originate loans. Acquisitions are financed by operations, capital raised through stock offerings, loans from third parties and securitizaitons.


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

         SECURITIZATION

         The Company completed its first securitization in June 1998 and intends to pursue additional securitizations in the future. No assurance can be given as to the timing of any future securitization transactions. The Company accounts for securitizations as sales in accordance with SFAS No. 125. In summary, a securitization will qualify as a sale because it meets the following provisions of SFAS No. 125: (i) the sold receivables are put beyond the reach of the Company creditors through a number of means, including completion of the securitization in a two-step structure; (ii) the buyer of the receivables is a qualifying special-purpose entity; and (iii) there does not exist an agreement between the Company and the qualifying special purpose entity that maintains the Company's control over the sold receivables. The residual investment in securitization is treated as a debt security classified as available-for-sale in accordance with SFAS 115. To the extent that the Company determines in the future that collections will be less than the carrying value of the residual, the Company would be required to record an impairment charge.

         REPORTING COMPREHENSIVE INCOME

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires all items required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will comply with the disclosure requirements of SFAS No. 130 in fiscal year 1998. For the quarters ended September 30, 1997 and 1998 and the nine months ended September 30, 1997 and 1998, the Company had no sources of other comprehensive income. In the future, comprehensive income or losses might arise from any valuation provision in connection with the residual investment in securitization as a security held available for sale.

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

         INITIAL PUBLIC OFFERING

         On July 29, 1998, the Company commenced an initial public offering of
2.0 million shares of Common Stock at an initial public offering price of $15.50 per share. The Company's sole shareholder also sold 500,000 shares of Common Stock in the offering, which closed on August 3, 1998, and an additional 308,711 shares pursuant to an underwriters' over-allotment option which was subsequently exercised and closed on September 2, 1998. After payment of underwriting discounts and commissions and estimated other offering expenses, the Company received net proceeds of $27.3 million. A portion of these proceeds was used to repay the subordinated notes; of the remaining proceeds, a portion has been used to make additional portfolio purchases and the balance has been added to working capital.

         EMPLOYEE STOCK PURCHASE PLAN

         In conjunction with the initial public offering, the Company has reserved a total of 100,000 shares of common stock for issuance pursuant to the 1998 Creditrust Employee Stock Purchase Plan. The plan is administered by the Board of Directors and is open to all eligible employees, who will be able to purchase shares at a 15% discount to the fair market value subject to certain annual limitations. As permitted by Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company will account for stock-based compensation on the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB 25). As the plan is non-compensatory in nature, no compensation expense will be recorded for stock purchased pursuant to the plan. To date, no shares have been issued under this plan.

         STOCK INCENTIVE PLAN

         In conjunction with the initial public offering, the Company has reserved a total of 800,000 shares of common stock for issuance pursuant to the Creditrust 1998 Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors and provides for the grant of stock options and other stock grants to directors and to all eligible employees of the Company, including executive officers and directors. Options granted under the plan are granted on such terms and at such prices as determined by the Board of Directors, except the per share exercise price may not be less than the fair market value of the common stock on the date of the grant. The Board of Directors has the authority to amend or terminate the plan, provided no such amendment or termination adversely affects the rights of any holder of any outstanding option without the written consent of such holder. Options to purchase 338,710 shares of Common Stock at an exercise price of $15.50 per share were issued to certain executives employees and a director upon the closing of the initial public offering in August 1998.

         SMILE PROGRAM

         In connection with the initial public offering, the Board of Directors approved the Creditrust Corporation Shareholders Make Involved Loyal Employees (SMILE) stock purchase plan. Effective every six months, the Board will authorize funding to permit an independent trustee to purchase Creditrust Corporation shares in the open market, presently 40 shares for each employee as of the date of purchase. The shares will be held for the benefit of the employees, and 10 shares per employee will be sold every six months after purchase and the proceeds distributed to participants then employed at the end of each six-month period. In August 1998 the trustee for the plan purchased 15,520 shares at an average price of $17 5/16 per share for a total payment of $269,000. At September 30, 1998 the liability was adjusted to the market value of $229,000 and charged to earnings. The purchase price of the stock is held at cost as treasury stock until the shares are distributed.


         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. For the three and nine month periods ended September 30, 1997 the Company had no common stock equivalents. The Company issued 450,000 warrants for common stock on April 2, 1998 as described under Subordinated Notes below. The Company also granted 364,516 stock options to certain executives, employees and a director during the quarter ending
September 30, 1998. Under the treasury stock method there is no dilutive effect for the quarter and nine months ended September 30, 1998.

NOTE C-FINANCE RECEIVABLES

         The Company acquires charged off consumer receivables at a discount from the actual contractual receivable balance. The following summarizes the change in finance receivables as of:

                                                                                DECEMBER 31       SEPTEMBER 30
                                                                                -----------       ------------
(IN THOUSANDS)                                                                     1997              1998
                                                                                   ----              ----
                                                                                 (Audited)        (Unaudited)
Balance, at beginning of period                                                 $     6,604       $     5,050
    Acquisitions of finance receivables                                                 557            26,178
    (Collections) accretion applied to principal on finance receivables             (2,111)               641
    Securitization of finance receivables                                                 -          (11,315)
                                                                                 ----------        ----------
Balance, at end of period                                                       $     5,050       $    20,554
                                                                                 ----------        ----------
                                                                                (Unaudited)       (Unaudited)
Unrecorded discount.......................................................      $   403,308       $   817,888
                                                                                 ----------        ----------

         To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1997 and September 30, 1997 and 1998, no provision for loss has been recorded.

NOTE D-RESIDUAL INVENTMENTS IN SECURITIZATIONS

Residual investments in securitizations at September 30, 1998 is comprised of $4.6 million attributable to the Company's first securitization, Series 1998-1 that closed in June 1998 and $560,000 attributable to its securitized receivables acquisition facility, the Creditrust Warehouse Notes, Series 1998-A which closed in September 1998. Utilizing an indenture and servicing agreement and an independent trustee, the Company secured a $30 million two-year funding commitment. The warehouse facility carries a floating interest rate of 65 basis points over LIBOR and is "AA" rated by Standard & Poor's Corporation. The warehouse facility is secured by a trust estate, primarily consisting of future consumer receivables to be acquired by the Company and held by a newly formed special purpose financing subsidiary. The warehouse facility is structured as a sale for financial statement purposes. No gain is anticipated upon the funding of future portfolio acquisitions, although gain may occur in a future term securitization. The Company intends to place the receivables assembled in the warehouse facility into a term securitization, subject to market conditions, although the warehouse facility does not require that such a take-out occur. Generally, the warehouse facility provides 95% of the acquisition cost of receivables purchased and the Company will fund the remaining 5% and a one time $900,000 liquidity reserve requirement.

NOTE E-PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at:

                                                                    DECEMBER 31             SEPTEMBER 30
         (IN THOUSANDS)                                                 1997                    1998
                                                                        ----                    ----
                                                                     (Audited)                (Unaudited)
         Computer equipment...................................    $          845           $        1,988
         Furniture and fixtures...............................               856                      883
         Leasehold improvements...............................                95                      108
                                                                   -------------            -------------
                                                                           1,796                    2,979
         Less accumulated depreciation and amortization.......             (362)                    (623)
                                                                   -------------            -------------
                                                                  $        1,434           $        2,356
                                                                   -------------            -------------

NOTE  F-DEFERRED COSTS

         The Company has deferred certain costs related to ongoing securitization, initial public offering and senior subordinated notes placement efforts. Deferred costs consisted of the following at:

                                                                    DECEMBER 31             SEPTEMBER 30
                                                                    -----------             ------------
(IN THOUSANDS)                                                         1997                     1998
                                                                       ----                     ----
                                                                     (Audited)               (Unaudited)

Securitization                                                    $           332          $             -
Initial public offering                                                       203                        -
Senior subordinated notes                                                       -                        -
                                                                   --------------           --------------
                                                                  $           535          $             -
                                                                   --------------           --------------

         Upon closing of the Company's initial public offering, the deferred initial public offering costs were charged against paid in capital from the offering proceeds and the subordinated note costs were charged to extraordinary loss on early retirement of debt.

NOTE G-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at:

                                                                    DECEMBER 31             SEPTEMBER 30
(IN THOUSANDS)                                                         1997                    1998
                                                                       ----                    ----
                                                                     (AUDITED)               (UNAUDITED)

Accounts payable                                                  $           239          $           687
Accrued other liabilities                                                     105                      789
Accrued salaries, taxes and fringe benefits                                   309                      647
                                                                   --------------           --------------
                                                                  $           653          $         2,123
                                                                   --------------           --------------


NOTE H-NOTES PAYABLE

         On September 23, 1996, the Company entered into a credit facility with a commercial bank to provide acquisition financing for finance receivables. As of December 31, 1997 the Company had borrowed $2.1 million net of principal payments made, pursuant to this facility. The facility was retired in June 1998 upon the closing of the securitization (see Note M). Interest was payable monthly at 1% over the bank's prime rate, which was 9.5% at December 31, 1997 and September 30, 1998.

NOTE I-INCOME TAXES

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

NOTE J-SUBORDINATED NOTES AND EXTRAORDINARY LOSS

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

         The Company recorded the fair value of the subordinated notes at $4.5 million and recorded as paid-in capital the remaining consideration of $410,000 net of offering expenses attributable to the fair value of the warrants. The effective interest rate on the subordinated notes based on this allocation is 12.8%. The Company repaid the subordinated notes at $5.0 million plus accrued interest. This resulted in the Company recording an extraordinary charge for the early repayment of indebtedness which, including debt issuance costs, resulted in an extraordinary charge in August 1998 of $567,000 after-tax, net of amortization of financing costs and original issue discount expensed between April 2, 1998 and the date of pay-off.

NOTE K-COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is routinely involved in various litigation incurred in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material, adverse impact on the Company.

NOTE L-SERVICING REVENUE

         In June 1997, the Company arranged for a commercial bank to acquire, under an exclusive purchasing agent agreement, a portfolio of approximately $737 million of charged-off balances of Visa and Mastercard accounts originated by a major money center bank. In August 1997, the Company closed the acquisition for the bank and acquired the exclusive rights to the servicing, re-marketing and securitization of, and a majority interest in the underlying recoverable value of the portfolio. Under the contract, the Company received servicing income of 85% of net collections through February 1998, followed by 60% of collections until the bank received a required amount under the contract. The Company securitized the portfolio in June 1998 and will not receive servicing income on the same terms (see Note M). In addition, the Company will receive servicing income of 20% of collections on its new secured warehouse facility and excess collections during the first 6 months of the facility.


NOTE M-GAIN ON SALE AND SECURITIZATIONS

         In June 1998, a special-purpose finance company formed by the Company issued, through a trust created under an indenture and servicing agreement with an independent trustee, $14.5 million principal amount of 6.43% Creditrust Receivables-Backed Notes, Series 1998-1. The securitization notes are secured by a trust estate, consisting of, among other things, consumer receivables owned by the Company with a carrying value as of June 1998 of approximately $4.8 million and all of the serviced receivables. The Company purchased the serviced receivables included in the securitization for $6.5 million. After payment of the purchase price of the serviced receivables, retirement of the Company's credit facility (see Note H), and payment of transaction costs, the Company received cash of $5.8 million and recognized gain on sale of $6.0 million and recorded a residual investment in securitization of $4.6 million. The Company will receive a servicing fee of 20% of the collections of the receivables in the securitization, and will be entitled to all future recoveries on these receivables above the debt service on the securitization notes and trustee and other fees. To the extent that the Company determines in the future that collections will be less than the carrying value of the residual, the Company would be required to record an impairment charge. Payment of principal and interest on the securitization notes is insured by a financial guaranty and has a "AA" rating from Standard & Poor's Corporation.

NOTE N-RELATED PARTY TRANSACTIONS

         The Company remitted payments on loans due participants (including interest) of approximately $5,000, $0, $31,000, and $0 to related parties during the quarters ended September 30, 1997 and 1998 and the nine months ended September 30, 1997 and 1998, respectively.

         Additionally, included in accounts receivable are amounts due from non-stockholder employees of $56,000, and $15,000 as of December 31, 1997 and September 30, 1998, respectively.

         In addition, the Company purchased shares in the open market for its outside directors in the amount of $44,000 in connection with the initial public offering.

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


NOTE O-SUBSEQUENT EVENTS

         New Receivables Acquisition Facility

         In October 1998, The Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility has a term of three years during which time the Company may borrow and repay funds to purchase receivables at 80% of cost. Interest is based on prime plus 0.5% or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by any receivables purchased under the facility and substantially all of the Company's other assets.

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

OVERVIEW

         The Company acquires, services and liquidates portfolios of distressed receivables and believes that it is one of the largest distressed consumer receivables purchasers anywhere in the United States. The Company uses proprietary technology to acquire and recover on receivables primarily consisting of charged-off Visa(R), MasterCard(R), and private label credit card accounts issued by major banks and merchants, the originating institutions.

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

         In June 1998, the Company completed its first securitization of finance receivables. In the securitization, the Company transferred receivables owned by the Company with a charged-off balance of $412 million and a carrying value of $4.8 million and also purchased for $6.5 million and simultaneously transferred the serviced receivables with a charged-off balance of $692 million, at a transaction price negotiated at the time that the servicing arrangement was initiated, to Creditrust SPV2, LLC (SPV2), a limited purpose finance subsidiary. SPV2 issued $14.5 million of 6.43% Creditrust Receivables-Backed Notes, Series 1998-1, secured by the receivables and a financial guaranty insurance policy. As of September 30, 1998, the Company also owned receivables not contributed to the securitization with a charged-off balance of $837 million and a carrying value of $20.6 million. The notes are not obligations of the Company and SPV2 is not consolidated for financial reporting purposes.

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

         The proceeds from the securitization were used by the Company to pay the purchase price of the serviced receivables, to retire debt associated with the owned receivables, and to pay transaction costs. The Company recognized gain on the sale of both the owned and serviced receivables in the securitization of $6.0 million and received cash of $5.8 million. The Company also recorded a residual investment in securitization of $4.6 million. The investment in securitization is accounted for under the provisions of SFAS 115 as debt securities available-for-sale and is estimated to accrue income at the rate of 12% per annum. Once the notes are retired, recoveries will be applied to reduce the carrying amount of the investment in securitization and accrued income. The Company intends to pursue additional securitization transactions in the future. No assurance can be given as to the timing of any future securitizations. See Note B in the Notes to Financial Statements for additional discussion concerning the financial statement effects of the securitization transactions.

         In September 1998 the Company entered into a securitized receivables acquisition facility, the Creditrust Warehouse Notes, Series 1998-A. The Company formed a special-purpose financing subsidiary. Utilizing an indenture and servicing agreement and an independent trustee, the Company secured a $30 million two-year commitment. The warehouse facility carries a floating interest rate of 65 basis points over LIBOR and is "AA" rated by Standard & Poor's Corporation. The warehouse facility is secured by a trust estate, primarily consisting of future consumer receivables to be acquired by the Company. The Company intends to place some of the receivables assembled in the facility into term securitizations, subject to market conditions, although the warehouse facility does not require such a take out. The warehouse facility is structured as a sale for financial reporting purposes. No gain is anticipated upon the funding of future portfolio acquisitions although gain may occur on a future term securitization or other transaction. Generally, the warehouse facility provides 95% of the acquisition cost of receivables purchased and the Company will fund the remaining 5% and a one time $900,000 liquidity reserve requirement.

         In October 1998, The Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables acquisition financing. The facility has a term of three years during which time the Company may borrow and repay funds to purchase receivables at 80% of cost. Interest is based on prime plus .5% or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by any receivables purchased under the facility and the Company's other owned receivables. Together, with the warehouse facility discussed the Company's receivables acquisition facilities equal $50 million in revolving acquisition lines.

         In April 1998, the Company issued, for $5.0 million in total consideration, $5.0 million principal amount of subordinated notes and warrants to purchase 396,000 shares of common stock at an exercise price of $12.00 per share and warrants to purchase 54,000 shares of Common Stock at an exercise price equal to the initial public offering price or $15.50. The Company recorded the fair value of the subordinated notes at $4.5 million and recorded as additional paid-in capital the remaining consideration of $410,000 net of offering costs attributable to the fair value of the warrants. The Company repaid the subordinated notes at $5.0 million plus accrued interest of $47,000 at the closing of the initial public offering on August 3, 1998. This resulted in the Company recording an extraordinary charge for the early repayment of indebtedness which, including debt issuance costs resulted in an extraordinary charge of $567,000 after-tax. Accordingly, quarter-to-quarter comparisons of results for this quarter in which the initial public offering was concluded are adversely affected.

Results of Operations

         Revenues. Total revenues for the quarter ended September 30, 1998 were $4.3 million compared to total revenues of $2.6 million for the quarter ended September 30, 1997, an increase of 69%. On a year to date basis, total revenues through September 30, 1998 were $16.1 million compared to total revenues through September 30, 1997 of $6.5 million, a 150% increase. Year to date results were increased significantly due to a $6.0 million gain on sale from the Company's securitization of most of its receivables in the second quarter as discussed above. Revenues year to date were further benefited by a $658,000 gain on sale in the first quarter of 1998 resulting from the resale of a portfolio repurchased under a settlement agreement. Previously deferred income of $895,000 was recognized against a $237,000 cost of the resale. Miscellaneous receivables sold in the third quarter 1998 generated $800,000 in gain on sale income. See "Financial Condition-Deferred Income."

         Income on finance receivables was $2.9 million for the quarter ended September 30, 1998 and $1.9 million for the quarter ended September 30, 1997. Year to date income on finance receivables increased by $500,000 to $6.3 million in 1998 from $5.8 million in 1997. Income on finance receivables accelerated significantly in the third quarter of 1998 over 1997 due to the purchases of receivables in the second and third quarters of 1998 with proceeds from the subordinated debt and initial public offerings discussed above. Weighted average investment in receivables increased to $13.6 million and $8.3 million for the three and nine months ended September 30, 1998 from $5.4 million and $6.1 million for the same periods in 1997. Collections increased $4.6 million or 56% from $8.3 million to $12.9 million in the nine months ended 1997 and 1998. The charged-off balances owned or serviced by the Company increased from $1.1 billion at September 30, 1997 to 1.9 billion at September 30, 1998, an increase of 76%.

         Total Expenses from Operations. Total expenses from operations increased by $2.3 million to $4.7 million in the quarter ended September 30, 1998 from $2.4 million in the quarter ended September 30, 1997. Year to date total expenses increased by $4.9 million from $5.7 million to $10.6 million. Operating expenses for the quarter ended September 30, 1998 increased over the quarter ended September 30, 1997 by 94.4% due to (a) a 106.9% increase in personnel costs as a result of growing total staff from 246 to 443 as of September 30, 1997 and 1998, respectively; (b) a 21.8% increase in rent and occupancy due to an increase in depreciation expense related to the purchase of computers and furniture to accommodate the growing staff; and (c) an increase in communication expense of 47.2% due to increased levels of credit reporting and long distance usage from a higher volume of accounts.

         Operating expenses for the quarter as a percentage of revenues increased 14.4% primarily due to an increase in personnel costs resulting from the implementation of the SMILE program and certain new employee relocation costs in the third quarter of 1998. Year to date, operating expenses as a percentage of revenue experienced a significant decline due the gain on sale in the second quarter of 1998.

         Expenses increased in the quarter ended September 30, 1998 primarily as a result of costs associated with recovery efforts on the serviced receivables, and in anticipation of additional acquisitions in fiscal year 1998.
Management believes that many of the expense categories discussed above can support the servicing and the liquidation of substantially larger volumes of receivables without proportional expense increases.

         Personnel expenses were $1.7 million or 67.3% of revenue in the quarter ended September 30, 1997 and $3.6 million or 82.6% of revenue for the quarter ended September 30, 1998. Personnel expenses were $3.9 million or 59.9% of revenue in the nine months ended September 30, 1997 and $7.5 million or 46.5% of revenue for the nine months ended September 30, 1998. Major categories of personnel expense increases included: (a) additional compensation costs for development, installation and training associated with the expanded information technology systems; (b) significant investment in senior management infrastructure, including senior management staff in the information technology and legal departments; (c) increase in the number of account officers to service a larger volume of receivables; and (d) accounting expenses required to be taken in connection with the SMILE program.

         Rent and other occupancy costs were $262,000 or 10.2% of revenue and $319,000 or 7.4% of revenue in the quarters ended September 30, 1997 and 1998, respectively. Rent and other occupancy costs were $594,000 or 9.2% of revenue and $898,000 or 5.6% of revenue in the nine months ended September 30, 1997 and 1998, respectively. This increase is attributable primarily to utilities and depreciation expense increases in connection with the addition of approximately 36,000 square feet of space and related equipment for the new operations center started up in March 1997 and occupied in September 1997 compared to a full nine months of occupancy in 1998.

         Professional fees were $37,000 or 1.4% of revenue and $152,000 or 3.5% of revenue in the quarters ended September 30, 1997 and 1998, respectively. Professional fees were $184,000 or 2.9% of revenue and $433,000 or 2.7% of revenue in the nine months ended September 30, 1997 and 1998, respectively. The increases were attributable to increased accounting fees and various legal expenses.

Earnings From Operations. Earnings (loss) from operations were $149,000 or 5.8% of revenues in the quarter ended September 30, 1997 and ($370,000) or (8.6%) of revenues in the quarter ended September 30,1998. Earnings from operations were $725,000 or 11.2% of revenues in the nine months ended September 30, 1997 and $5.5 million or 34.0% of revenues in the nine months ended September 30, 1998. Year to date, this increase resulted from several factors, particularly the positive effect on revenues from servicing income and gain on sale, which largely offset the substantial growth in corporate infrastructure to support a substantially larger base of operations. The September 30, 1998 quarterly loss was attributable to the sale in the second quarter of most of the Company's receivables in the securitization offset somewhat by the increased purchases late in the third quarter. As a result of the securitization, the level of income recognized by the Company is reduced to the 20% servicing fee with any remaining proceeds first used to pay interest and principal on the securitization notes and certain costs, and after the notes are retired, to make payments with respect to the residual interest.

         Other Income (Expense). Net other income (expense) increased from ($89,000) in the quarter ended September 30, 1997 to $189,000 in the quarter ended September 30, 1998. Other income (expense) increased from ($311,000) in the nine months ended September 30, 1997 to $4,000 in the nine months ended September 30, 1998. Interest on the Company's bank debt decreased during both periods as a result of pay-downs on the credit facility. Offsetting these decreases, interest expense on the subordinated notes issued in April 1998 increased interest expense in the third quarter and year to date. Further offsetting interest expense the Company earned significant interest income principally on cash equivalent investments on subordinated debt and public offering proceeds in the second and third quarters of 1998.

         Earnings Before Income Taxes. As the result of the foregoing, earnings before income taxes were $60,000 in the quarter ended September 30, 1997 and ($181,000) in the quarter ended September 30, 1998. Year to date, earnings before income taxes were $414,000 and $5.5 million for 1997 and 1998, respectively.

         Provision For Income Taxes. Income taxes for the quarters ended September 30, 1997 and 1998 were both at effective tax rates of 39%. Year to date, tax rates were 39% in both 1997 and 1998. The effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Deferred tax liabilities increased from $1.1 million at December 31, 1997 to $2.9 million at September 30, 1998, principally due to the deferred taxes of approximately $2.3 million provided for on the gain on sale related to the securitization which is treated as a financing transaction for tax purposes, and the reversal of a deferred tax benefit of $345,000 on the first quarter portfolio resale and recognition of previously deferred income which was previously taxed.

         The extraordinary loss for the three and nine months ended September 30, 1998 resulted from the early retirement of $5 million of senior subordinated debt required to be repaid upon closing of the Company's initial public offering which closed in the third quarter. The carrying value of the debt was $ 4.6 million due to the value attributed to the warrants issued in connection with the debt and credited to paid in capital. The difference in the carrying value of the debt and the amount owed is original issue discount and was written off upon the early retirement. In addition, $500,000 of offering costs incurred in connection with the subordinated debt offering net of amortization was also charged to extraordinary loss. The after tax effect of the charges was $567,000.

         Net Earnings (Loss). Net earnings for the quarter ended September 30, 1997 were $37,000 versus ($680,000) for the quarter ended September 30, 1998. This decrease was principally attributable to a ($567,000) extraordinary loss related to the early retirement of subordinated notes at the closing of the company's IPO in July offset by higher revenues as a result of the gain on sale and servicing income in the quarter ended September 30, 1998 over the quarter ended September 30, 1997 of $1.8 million offset by higher costs of $2.3 million and further decreased by a $91,000 decrease in tax expenses. Year to date, net earnings (loss) were $252,000 for 1997 and $2.8 million for 1998, an increase of $2.5 million. The increase year to date was attributable to higher revenues as a result of the gain on sale from securitization and servicing income in 1998 over 1997 of $9.7 million offset by higher costs of $4.8 million and further decreased by a $2.0 million increase in tax expenses and the extraordinary loss.

         EBITDA. EBITDA decreased ($489,000) from $215,000 to ($274,000)
at September 30, 1997 to September 30, 1998, respectively. Year to date, EBITDA increased $4.9 million to $5.7 million in 1998 over $858,000 in 1997. EBITDA increased consistent with net earnings as a result of the gain on sale in September 1998.

FINANCIAL CONDITION

         Cash and Cash Equivalents. Cash and cash equivalents increased from $770,000 as of December 31, 1997 to $9.9 million as of September 30, 1998, primarily as a result of an increase in net cash financing activities including the initial public offering offset by investing activities, principally acquisitions of receivables offset by proceeds of securitization and further offset by net cash used in operating activities.

         Finance Receivables. Finance receivables increased 307.0% to $20.6 million, as of September 30, 1998 from $5.1 million as of December 31, 1997. All of the receivables owned as of December 31, 1997 were securitized in the second quarter and removed from the balance sheet. The carrying value of the receivables, along with the purchase price of the serviced receivables of $6.5 million was allocated to cost of the sales on the residual investment in securitization. Purchases of $26.1 million included $6.5 million for the serviced receivables and $19.6 million for additional receivables some of which have been purchased by the Company with the intention of securitizing at a future date, subject to market conditions and are reflected on the balance sheet as of September 30, 1998. The Company purchased the $19.6 million of finance receivables as of September 30, 1998 with a portion of the net proceeds from the initial public offering.

     Residual Investment in Securitization. Residual investment in securitization increased from none in 1997 to $5.2 million as of September 30, 1998. The increase is principally due to the residual investment in the allocated cost of the Company's subordinated retained interest in the excess recoveries projected from the receivables securitized in June 1998. After payment of interest and principal on the securitization notes, servicing costs, trustee fees, insurance premiums and certain other costs, all remaining cash flows with respect to the securitized receivables are for the account of the Company. The carrying value was established by allocating the total cost of the receivables sold of $11.3 million among the fair value of the receivables sold in the amount of the securitization notes of $14.5 million and the fair value of the retained interest estimated at $8.1 million, plus a cash reserve of $435,000. The fair value of the retained interest was estimated by management based on future projected recoveries employing the Company's proprietary projection software, the Portfolio Analysis Tool (PAT). PAT projected recoveries were reduced by 20% for unforeseen reduced collection trends, further reduced for the estimated costs to service in the future at 20% and discounted at 12% per annum as a reasonable expected return on a subordinated retained interest. Interest income is accrued on the residual at 12% per annum for the estimated remaining life of the receivables of approximately four years. Once the securitization notes are retired in an expected 18 months, any collections will be applied to amortize the investment in residual including accrued interest income. The investment will be accounted for under the provisions of SFAS 115 as a security available for sale and marked to market through a valuation reserve in the equity accounts of the Company. As of September 30, 1998, no valuation adjustment was incurred. In the future, should recoveries fall short of management's projections, a valuation reserve might be required. The residual investment further increased by the costs of establishing the warehouse facility in September 1998 of $561,000.

         Property and Equipment. Property and equipment, net, increased 64.3% to $2.3 million as of September, 1998 from $1.4 million as of December 31, 1997 due to $922,000 in purchases (principally through capital leases) of computer equipment net of $262,000 of depreciation.

         Deferred Costs. Deferred costs decreased to $0 as of September 30, 1998 from $535,000 as of December 31, 1997, principally as a result of the netting against paid in capital $1.3 million ($203,300 at December 31, 1997) in capitalized initial public offering development costs. Previously capitalized securitization costs of $511,000 ($332,000 at December 31, 1997) were expensed in connection with the completion of the securitization. Initial public offering costs consist principally of legal and accounting fees incurred in 1997 and 1998 that management believes have a benefit to the Company in its efforts to raise additional equity capital. These costs were netted against the additional paid in capital of the initial public offering proceeds, which became effective, July 28, 1998.

         Accounts payable and accrued expenses. Accounts payable and accrued expenses increased 225% from $653,000 at December 31, 1997 to $2.1 million at September 30, 1998. The increase was principally due to increased accrued legal, accounting, and printing costs incurred in connection with the initial public offering of $581,000.

         Notes Payable and Capitalized Lease Obligations. Notes payable decreased from $2.1 million as of December 31, 1997 to none as of September 30, 1998. Capitalized lease obligations increased from $972,000 to $1.8 million for the same period. The decrease in notes payable was attributable to repayments on the Company's bank credit facility and complete repayment in June 1998 at the time of the securitization.

         Deferred Income. As of December 31,1997 the Company had deferred income of $895,000. During the first quarter of 1998, the deferred income was recognized. Historically, the Company purchased receivables from time to time with commitments from a third party to purchase a portion of the newly acquired receivables. The Company entered into three such transactions during 1996 resulting in gains totaling $996,000. In 1997, a complaint was filed against the Company by one such purchaser. In June 1997, the Company settled, resulting in a dismissal of the complaint. Under the terms of the settlement, the Company agreed to repurchase the receivables for approximately $1.3 million, as adjusted for collections until consummation of the repurchase, resulting in deferred income of $895,000. The repurchase occurred in February 1998 for approximately $1.0 million. The portfolio was resold in February 1998 to a financial institution for $800,000. The Company recognized a gain on sale of approximately $658,000 in the first quarter of 1998, approximately $401,000 after tax.

         Deferred Tax Liability. Deferred tax liability at September 30, 1998 is $2.9 million compared to $1.1 million as of December 31, 1997. This increase of $1.8 million was primarily attributable to an increase in deferred income for tax purposes since the gain from securitization is not income and the securitization notes are treated as a financing transaction and was further attributable to a decrease in deferred tax benefit on previously deferred gain on sale reported in the first quarter of 1998 for book purposes.

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

         Total Stockholder's Equity. Total stockholder's equity increased $30.2 million to $32.2 million at September 30, 1998 from $2.1 million at December 31, 1997 as a result of net income of $2.8 million during the nine months ended September 30, 1998 and $27.2 million of additional paid in capital resulting from the Company's initial public offering and $400,000 of additional paid in capital resulting from the subordinated debt issue and $269,000 of treasury stock purchased for the SMILE program.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. In the past, the primary sources of funds to acquire receivables were cash flow, the sale of participations to third parties, and borrowings under a bank credit facility.

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

         On July 29, 1998, the Company commenced an initial public offering of
2.0 million shares of Common Stock at an initial public offering price of $15.50 per share. After payment of underwriting discounts and commissions and estimated other offering expenses, the Company received estimated net proceeds of $27.7 million. A portion of these proceeds was used to repay On July 29, 1998, the Company commenced an initial public offering of 2.0 million shares of the subordinated notes; of the remaining proceeds, a portion has been used to make additional portfolio purchases and the balance has been added to working capital.

         As of September 30, 1998, the Company had cash of $9.9 million. Capital expenditures from operations were $147,000 for the nine months ended September 30, 1998. Capital additions made pursuant to capital leases were $1.0 million in the first nine months of 1998. Receivables purchases were $26.2 million for the nine months ended September 30, 1998.

         In September 1998, utilizing an indenture and servicing agreement and an independent trustee, the Company secured a $30 million two-year funding commitment. The warehouse facility carries a floating interest rate of 65 basis points over LIBOR and is "AA" rated by Standard & Poor's Corporation. The warehouse facility is secured by a trust estate, primarily consisting of future consumer receivables to be acquired by the Company and held by a newly formed special purpose financing subsidiary. The warehouse facility is structured as a sale. No gain is anticipated upon the funding of future acquisitions, although gain may occur in future securitizations. The Company intends to place the receivables assembled in the warehouse facility into a term securitization, subject to market conditions, although the warehouse facility does not require that such a take-out occur. Generally, the warehouse facility provides 95% of the acquisition cost of receivables purchased and the Company will fund the remaining 5% and a one time $900,000 liquidity reserve requirement.

         In October 1998, The Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables acquisition financing. The facility has a term of three years during which time the Company may borrow and repay funds to purchase receivables at 80% of cost. Interest is based on prime plus 0.5% or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by any receivables purchased under the facility and the Company's other owned receivables. Together, with the warehouse facility discussed above, the Company's receivables acquisition facilities equal $50 million in revolving acquisition lines.

     The debt service requirements associated with borrowings under the new credit facility will significantly increase liquidity requirements although both the on-balance sheet facility and the off-balance sheet securitized warehouse facility have interest only periods for up to six months. The Company anticipates that its operating cash flow and proceeds from its initial public offering and new acquisitions facilities will be sufficient to meet its anticipated future operating expenses, receivables purchases and to service its debt requirements as they become due. To the extent the Company is successful in closing additional term securitizations, borrowing availability under both facilities may be reborrowed.

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

         The Company believes it has replaced or modified all of its material computer systems and business applications software so that its computer systems would properly utilize dates beyond December 31, 1999 and does not believe that any further material expenditures will be necessary to make these systems Year 2000 compliant. Most of the Company's major customers are the largest originating institutions in the country, which the Company expects will become Year 2000 compliant due to the nature of their businesses and the financial strength of these businesses. Additionally, the Company does not generally communicate on-line with originating institutions on a continuing basis, but rather receives discrete data files for analysis and to support recovery activities. The Company has to date been able to convert data received from originating institutions and other third parties to be Year 2000 compliant and expects that it will continue to be able to do so in the future. The Company is in the process of seeking Year 2000 certifications from key vendors.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for the three and nine months ended September 30, 1997 and 1998.

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

         Through the date hereof, in connection with the issuance and distribution of the Company's Common Stock the expenses incurred were as follows:


         Underwriting Discounts and Commissions                            $2,170,000
         Finders Fees                                                            -
         Underwriters Expenses                                                310,000
         Other Expenses                                                     1,259,000
                                                                           ----------

         Total Expenses                                                    $3,739,000


         The above-listed expenses were paid directly to underwriters and others incurring those expenses. The net offering proceeds to the Company after deducting total expenses described above was $27,261,000.

         The Company used a portion of the net offering proceeds to redeem subordinated notes in the amount of $5.0 million plus accrued interest of $47,000 and $16.0 million for post closing purchases of additional portfolios of consumer receivables in amounts described elsewhere herein.

ITEM 5.  OTHER INFORMATION


RISK FACTORS AND FORWARD-LOOKING STATEMENTS


         The Company's business prospects are highly dependant on a variety of factors within and beyond the Company's control which may affect the timing and amount of collections on the Company's portfolios of consumer receivables, most of which have been in default. Future internal growth will depend on numerous factors, including the initiation and development of relationships with originating institutions, the availability of adequate financing to purchase additional receivables, the ability to securitize receivables, the ability to maintain the quality of services the Company provides to its customers and to originating institutions, and the recruitment, motivation and retention of qualified personnel. The Company's future prospects may be significantly affected either positively or negatively depending upon the circumstances of the marketplace and competitive developments. There can be no assurance that the Company will be able to manage its expanding operations effectively or to maintain its historical collection rates, or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

         Period-to-period comparisons will also be affected by the timing of securitization transactions. The Company's initial securitization, completed in June 1998, resulted in gain on sale and the recognition of a residual investment in securitization (accounted for as an available-for-sale security). A decline in the value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security and, therefore, could have an adverse effect on the Company's financial position and/or results of operations. Any downward adjustment in the carrying amount of any residual interests could also have an adverse effect on the market price of the Company's Common Stock. Additionally, the timing of future securitizations which the Company may pursue, if any, could affect period-to-period comparisons.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

       3.1 Amended and Restated Charter of the Company (as corrected by Certificate of Correction dated September 24, 1998)

      10.1  Indenture and Servicing Agreement, dated as of September 1,
            1998, by and among Creditrust Funding I LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

      27 -  Financial Data Schedule

(B)   Reports on Form 8-K
      Creditrust Corporation filed no reports on Form 8-K during the quarter ended September 30, 1998.

Items 1, 3 and 4 are not applicable and have been omitted.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Creditrust Corporation

Date:  November 16, 1998
                                          By:  /s/
                                          --------------------------------------
                                          Richard J. Palmer
                                          Vice President
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)