Form 10-K
period 1998-12-31
CREDITRUST CORP
filed 1999-03-31
CIK 1043497

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1998

            OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from          to
                                   --------     ----------

                       Commission File Number 333-50103

                               ----------------

                            CREDITRUST CORPORATION
            (Exact name of Registrant as specified in its charter)


               Maryland                              52-1754916
    ------------------------------         -----------------------------
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

7000 Security Boulevard, Baltimore, Maryland            21244-2543
-------------------------------------------       -------------------------
  (Address of principal executive offices)              (Zip Code)


                                (410) 594-7000
                        ---------------------------------
             Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,par
                                                               value $0.01
                                                               per share

                               ----------------

  Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 24, 1999, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $88,284,247, based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 24, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                          Outstanding at
              Class                                       March 24, 1999
              -----                                      -----------------
Common stock, par value $0.01 per share................. 10,387,706 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                        FORM 10-K CROSS-REFERENCE SHEET

                                                                           Page
                                                                           ----
PART I
  Item 1. Business........................................................   1
  Item 2. Properties......................................................   7
  Item 3. Legal Proceedings...............................................   7
  Item 4. Submission of Matters to a Vote of Security Holders.............   8

PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   8
  Item 6. Selected Financial Data.........................................   9
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  10
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  22
  Item 8. Consolidated Financial Statements and Supplementary Data........  23
  Item 9. Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  43

PART III
  Item 10. Directors and Executive Officers of the Registrant*............  43
  Item 11. Executive Compensation*........................................  44
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management*....................................................  44
  Item 13. Certain Relationships and Related Transactions*................  44

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K..............................................................  45

Signatures
----------

* Incorporated by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART I

Item 1. Business

General

  Creditrust Corporation (the "Company" or "Creditrust") is a leading information-based purchaser, collector and manager of defaulted consumer receivables. Defaulted consumer receivables are the unpaid debts of individuals to credit grantors, including banks, finance companies, retail merchants and other service providers. Creditrust seeks to use its proprietary pricing models and software systems as well as extensive information databases to generate high rates of return on purchased receivables. Most of the Company's receivables are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books for non-payment. By purchasing receivables, the Company allows credit grantors to enhance their yields by making a recovery on these charged-off accounts. Since its founding in 1991 through December 31, 1998, Creditrust has invested $69.0 million to purchase receivables at a significant discount. At December 31, 1998, the Company managed 1.3 million accounts with a charged-off amount of over $2.5 billion. The Company currently has over 640 employees and operates two facilities which can accommodate over 900 employees.

Receivables Analysis and Acquisition

  Creditrust purchases defaulted consumer receivables that have been incurred through VISA(R), MasterCard(R), private label credit cards and consumer loans issued by credit grantors, including banks, finance companies, retail merchants and other service providers. The receivables typically are charged-off by the credit grantors after a default-period of 180 days. The Company focuses on purchasing such charged-off receivables. From the time of purchase, Creditrust has found that the average portfolio of receivables has an estimated economic life of 60 months.

  Portfolios of receivables typically are purchased by Creditrust at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off. There is an inverse correlation between purchase price and the perceived effort necessary to recover the receivables. Some credit grantors pursue an auction type sales approach by constructing a portfolio of receivables and seeking bids from specially invited competing parties. Other means of purchasing receivables include privately negotiated direct sales when the credit grantors contacts known, reputable purchasers and the terms are negotiated. Credit grantors have also entered into "forward flow" contracts that provide for a credit grantor to sell some or all of its receivables over a period of time to a single third party on the terms agreed to in a contract.

  The Company has historically funded its receivables purchases and the expansion of its business through a combination of bank and other credit facilities, public and private equity funding and asset-backed securitizations. The Company believes that its growth is partially attributable to its diverse funding arrangements.

  The Company's Acquisitions Department locates and develops new and continuing sources of portfolios of defaulted consumer receivables for purchase. Once such portfolios are located, the Acquisitions Department is responsible for coordinating due diligence, including site visits as needed, coordinating ordering, receipt, tracking and distribution of account documentation and related media, and ensuring that Creditrust's purchase costs stay within clearly defined parameters. The Acquisitions Department also supervises the Post-Purchase Liaison Group, a group that verifies buy-backs and returns with sellers after the purchase of receivables. The Post-Purchase Liaison Group also coordinates the import of purchased portfolios into Mozart, the Company's proprietary revenue and workflow management software system, and routinely supports the efforts of both the Legal and Recovery Departments by facilitating the receipt of additional information from the seller which is pertinent to an account or group of accounts such as account statements or loan files.

  In order for Creditrust to consider a potential seller as a portfolio source, a variety of factors must be considered. A seller should be able to demonstrate a significant volume of receivables available for sale and the reasonable expectation of significant capacity for subsequent sales. To attempt to avoid an unacceptable level of returned accounts resulting from verified fraud, prior satisfaction or erroneous sale, all qualified sellers must be able to demonstrate that they have satisfactory procedures in place for internal audits, underwriting criteria, post-sales support and return/buy-back warranties.

  Before purchasing any receivables, Creditrust receives a due diligence disk or tape containing information about each of the accounts being proposed for sale. Creditrust uses its PAT software to analyze electronic information provided on each receivable account being proposed for sale. PAT reviews and analyzes each account and compares its asset type, last known geographic location of the customer, age since last collection, charged-off amount and other characteristics with Creditrust's recovery results from similar receivables purchased in the past. This computer model is updated automatically every time a customer payment is received. PAT produces a comprehensive analysis of the proposed portfolio, which compares receivables in the proposed portfolio with Creditrust's recovery history on similar receivables in other portfolios. PAT then summarizes all anticipated recoveries and projects a recovery value expressed in both dollars and liquidation percentages for the first year, as well as the total recovery for the portfolio's estimated five-year economic life. In order to determine a bid price for a portfolio, the Company uses the PAT-projected recovery value. This projection is taken in concert with the Company's knowledge of the current consumer credit marketplace and any subjective factors that may be available regarding the portfolio or seller. The Company has a credit committee (the "Credit Committee") which is composed of the Company's Chief Executive Officer, Chief Financial Officer and Vice President of Acquisitions. The Credit Committee, by unanimous decision, determines whether to purchase the portfolio of receivables and establishes a minimum and maximum bid range based on the PAT-projected recovery for the portfolio.

  It is not uncommon for a seller to require an almost immediate analysis and funding. The Company's ability to accomplish next-day turnaround on pricing and funding provides it with a significant competitive advantage.

Servicing Organization

  Creditrust utilizes two servicing facilities. The headquarters facility, approximately 19,000 square feet, houses the executive offices and servicing facilities for approximately 225 employees. The second facility, approximately 36,000 square feet, serves as Creditrust's primary operations center and is designed to house approximately 700 additional employees, along with information systems and recruiting departments. Currently, the Company has over 640 employees and is organized into five functional departments:
Acquisitions; Information Technology; Skiptrace; Recovery and Legal.

 Information Technology Department

  The Information Technology ("IT") Department is the backbone of the Company's operations, handling all computer and telephone systems and providing for the ongoing development necessitated by both technological advances and business needs. The IT Department is responsible for the ongoing enhancement of Mozart and PAT, servicing reports and database developments. The IT Department regularly reports to all credit bureaus on the Company's entire portfolio. The IT Department works in concert with the Acquisitions Department to import, analyze and evaluate all prospective purchases using PAT. The technologies serviced by this Department include:

  Software. PAT and Mozart were developed in-house by Creditrust's programmers. The software is written in a high-speed, relational database language and is designed to reside on powerful, but readily available, servers. Both programs have been in use for more than six years and are considered to be bug-free. Back-up tapes of account information are recorded each day and are stored at an off-site location for safety and security.

  Computer Hardware and Networks. The software programs reside on three Novell-based servers and are connected via fiber-optic wide area networks and local area networks to Intel Pentium(R)-based PCs. The call centers have been fully wired so that additional employee terminals simply may be placed onto open desks and plugged into the network. The architecture of the system is technologically sophisticated, while remaining easily scaleable and updateable, two features critical to the rapid growth anticipated by the Company. The current architecture is capable of supporting 1,500 account officers with the simple addition of PCs. This should allow the Company to experience significant growth without a need for further upgrade in the near-term. The systems are fully redundant so as to ensure uninterrupted operations. The Company has extensive emergency plans in place for access to an off-site call center location, should the need arise.

  Telephony. The Company employs advanced technology in telephony, including predictive dialers, automatic routers, two Lucent Technologies Definity(R) G-3 telephone systems (scaleable to over 1,500 account officers) and many other components. The call centers have been fully wired so that additional account officer telephones may simply be placed onto an open desk and plugged into the network. The architecture is technologically sophisticated, while remaining scaleable and updateable.

  Verification and Research of Account Information. When a portfolio of receivables is purchased, each account automatically is run through an extensive series of proprietary and commercially available databases to compile as much information about each receivable as possible. The information is combined with the information already provided by the credit grantor and automatically entered into Mozart.

  Within 24 hours of importing the Receivable into Mozart account officers begin calling every telephone number available, and within days a letter is sent out to the customer advising that Creditrust has purchased the Receivable. This initial letter is designed to invite discussion or the resolution of the Receivable and generally contains an offer of settlement at a modest discount.

 Skiptrace Department-Locating Customers

  In the event that contact is not made with a customer based on the compiled information for that Receivable, the account is automatically transferred to the Skiptrace Department. Skiptracers are technology-driven telephone detectives. The Skiptrace Department is divided into multiple teams, each of which is headed by a supervisor. As an initial step to locate customers, each skiptracer endeavors to compile a complete "electronic profile" for each customer and to find every possible telephone number for the customer. Skiptracers utilize internally developed databases consisting of more than 65,000 creditors, plus a variety of public databases and third-party database providers. The Skiptrace Department has the capability of accessing real-time customer credit reports, electronic nationwide directory assistance, an internally maintained "neighbors file" of over 100 million nationwide residents and numerous other resources. The Company maintains over 800 million individual database records on its current and potential customers. Employing any or all of these tools frequently enables the Skiptracers to locate otherwise unreachable customers. A working phone number is frequently found for those customers transferred to the Skiptrace Department. Once a customer is found, Mozart automatically assigns the customer to one of the teams in the Recovery Department.

 Recovery Department-Servicing Customers and Collection of Receivables

  The Recovery Department, unlike a traditional "collections shop," uses a friendly, customer-focused approach to collect on receivables. Instead of simply calling about an old bill, Creditrust's employees work to maximize yield while minimizing customer negativity and maintaining a positive working environment.

  The Recovery Department is responsible for recovering account balances and selling customer service to our customers. The Company employs advanced Pentium(R) PC Workstations and sophisticated telephone call management systems to maximize its employee productivity and thereby increase recovery from its receivables. The telephone call management systems include predictive dialers, automated call and account distribution systems, digital switching and customized computer software. Mozart provides the Recovery Department with:
(1) real-time customer reporting; (2) full customer account data information;
(3) collection discussion notes on each account; (4) telephone numbers and addresses; (5) payment history; (6) automatic notice of acquisition, settlement letters, reminders and late payment notices; (7) automatic legal pleadings production; (8) automatic account distribution to employees; (9) surveillance of on-screen activity and telephone conversations for quality control, productivity and regulatory compliance; and (10) exception reports on payment plans. Creditrust's employees work to maximize yield while minimizing customer apprehension and maintaining a positive working environment. The Recovery Department currently is organized into teams of 16 with one supervisor per team. The supervisors work with the team members and assist employees with quality control and productivity. Through the Company's extensive network of computer and telephone systems, each team member in the Recovery Department is responsible for contacting customers, explaining the benefits of paying Creditrust, working with customers to develop acceptable means to satisfy their obligations to Creditrust and recovering the Receivables.

  Making Customer Contact. When an account officer is able to establish contact with a given customer, the customer's account automatically is placed inside that account officer's work queue. Each account officer is assigned a number of dedicated customer accounts depending on the account officer's skill level. This work queue automatically is replenished on a daily basis, by Mozart, as the receivables are resolved, whether favorably or unfavorably. In addition to their group of dedicated accounts, account officers receive Receivables from a general pool daily.

  On the initial customer contact call, the customer is given a standardized and strictly controlled presentation regarding the benefits of resolving its account with Creditrust. Emphasis is placed on determining the reason for the customer's default in order to better assess the customer's situation and to assist in creating a plan for repayment. Creditrust account officers are trained to follow rigid receivables resolution priorities.

  Mozart presents the account officer with all available information and a variety of resolution options. A large emphasis is placed by the account officer on making the customer aware of all possible alternative methods available. The computer system will not allow an account officer to exceed his or her specified settlement authority without electronic authorization of a supervisor approval code. Once a customer and the account officer agree to a repayment schedule, the account officer records the terms of the arrangement in Mozart. The computer system then automatically will generate a series of letters reminding the customer of important dates.

  Cash Management. Creditrust, through its strong emphasis on technology and innovation, has built a customer base that is not exclusively dependent on the postal service to deliver payments. As a result, more than 70% of all payments are completed by either the Western Union Quick Collect(TM) program, which is an electronic money order system, or by Creditrust's QuickChek pre-authorized checks drawn on the customer's checking account. Creditrust participates as an authorized agent for the Quick Collect(TM) program and is therefore able to receive payments directly in its offices within minutes. Creditrust's QuickChek system allows the account officer to obtain the customer's authorization to reproduce an actual check, drawn on the customer's checking account on an agreed upon date over a series of months and for the exact amount of the agreed payment.

  Delinquency Follow-Up. The problem of delinquent or late payments on established repayment plans is greatly mitigated through the use of the Quick Collect(TM) and QuickChek programs. However, some customers cannot or will not participate in one of these plans. The Company has developed a system to deal with late payments to minimize the drain on the productivity of the account officers. In the event that payment is not received within one day of the scheduled due date, Mozart automatically issues a late payment letter to the customer. This is followed by a second letter ten days after the due date. Unless a scheduled payment is received on or before the day it is due, Mozart automatically moves the Receivable to the account officer's late queue for immediate customer contact.

  Late Payment Account Officer. When a customer falls more than 30 days late in a payment plan, the Receivable automatically is transferred to a specially trained, dedicated late payment account officer. These individuals are tasked with getting the customer back on track according to the terms of his or her payment plan or, in certain circumstances, negotiating revised terms for payment. In some instances, a customer's financial circumstances may have worsened and a plan that accurately fits the new situation is necessary. In other cases, the customer is able to dispense with the perceived burden of monthly installments by making a lump sum payment. The Company induces resolution through a variety of methods. Late payment account officers act as financial counselors to the customer and may assist the customer in securing new resources for the resolution of its account.

 Legal Department

  An important component of the Company's collections effort involves the Legal Department and the pursuit of those customers who have the ability, but not the willingness, to resolve their obligations. Creditrust employs three in-house attorneys, several paralegals and a dedicated support staff to process thousands of court cases each year. The Legal Department has the capacity to internally prepare and file collection proceedings in multiple jurisdictions. The Legal Department is responsible for coordinating a network of in excess of 55 attorneys nationwide, determining the suit criteria for each individual jurisdiction, placing cases for immediate suit, obtaining judgment, seizing bank accounts, repossessing automobiles that have equity, coordinating sales of property and instituting wage garnishments to satisfy judgments. In addition, the Legal Department is responsible for overseeing the Company's compliance with applicable laws, rules and regulations associated with the conduct of its business.

  Foreclosure and Asset Disposition. Creditrust, through its Legal Department, occasionally engages in the execution and foreclosure of real property. In the event that a judgment has been secured, and real estate has been verified as belonging solely to the customer, foreclosure in support of execution of judgment is considered. Unlike foreclosure pursuant to the power of sale contained in a mortgage or deed of trust, a judicial sale of real property follows the state court rules for sheriff's levy and seizure of property. Those rules vary widely by state.

  Consumer Resolution Center. Creditrust maintains an independent consumer resolution center to assist its customers in any dispute they may have with either the original credit grantor or the efforts made by the Company to resolve the dispute. The Company has found that a function separate from and that does not operate in the manner of a recovery department can be useful in resolving certain matters. In turn, Creditrust's employees are freed up to address accounts that are capable of immediate resolution. The consumer resolution center benefits the Company by permitting its employees to use their time more productively.

  Compliance Procedures. The Company's policy is to comply with all provisions of the Fair Debt Collection Practices Act (the "FDCPA") and applicable state laws, regardless of whether such laws apply to it. The Company monitors employee activity on an ongoing basis through its Quality Improvement Group. Employees are trained and tested on their knowledge of the FDCPA, and they are telephonically monitored for compliance with the FDCPA and the Company's stringent standards of customer satisfaction and complaint-free receivables resolution. In conjunction with telephonic monitoring, an employee's receivables activities are monitored through the Company's DoubleVision system, which allows a supervisor or manager to observe exactly what the employee sees on the computer monitor, including every keystroke and every system activity generated.

  On a daily basis, a series of audit reports is generated automatically by Mozart, including daily management reports, liquidity reports, telephone reports, skiptrace reports and account officer cash transaction reports. The flexibility of Mozart allows management to make real-time queries of any necessary information.

 Competition

  The Company's business is highly competitive, and it expects that competition from new and existing companies will intensify. The Company competes with other purchasers of defaulted consumer receivables and with third-party collection agencies. The Company's ability to obtain new customers is also materially affected by the financial services companies that choose to manage their own defaulted consumer receivables. Some of these companies may have substantially greater personnel and financial resources. The Company seeks to compete with these companies on the basis of its superior information technology capabilities, which the Company believes enable it to purchase, collect and manage receivables more effectively than its competitors. Following allegations of fraud, the Company's competitor Commercial Financial Services, Inc. filed for protection from its creditors under the federal bankruptcy laws in October 1998. The Company is unable to assess the potential long-term effect of this development on the industry or the markets for purchasing and financing defaulted consumer receivables.

Trademarks and Proprietary Information

  The Company has obtained federal trademark registrations with the United States Patent and Trademark Office with respect to the name "Creditrust" and the Creditrust logo.

  The Company relies on trade secrets to protect its proprietary rights in its systems and information databases. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

Government Regulation

  The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the FDCPA and comparable state statutes in all of its collection activities, although it may not be specifically subject thereto. If these laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a materially adverse effect on the Company. The relationship of a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. Because many of its receivables were originated through credit card transactions, certain of the Company's operations are affected by such laws and regulations. Significant laws include the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statutes in those states in which customers reside or in which the credit grantors are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year end. Federal law requires credit card issuers to disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the credit grantors to have complied with applicable statutes, rules and regulations could create claims and rights offset by the customers that would reduce or eliminate their obligations under their receivables, and this could have a materially adverse effect on the Company. Pursuant to agreements under which the Company purchases receivables, the Company is normally indemnified against losses caused by the failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to Creditrust.

  Certain laws, including the laws described above, may limit the Company's ability to collect amounts owing with respect to the receivables regardless of any act or omission on the part of the Company. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defenses arising out of certain transactions in which a credit card is used if the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50.00 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, the Company may purchase receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card, and, accordingly, the amount of such receivables could not be collected by the Company. Pursuant to some agreements under which the Company purchased receivables, the Company is indemnified against certain losses with respect to such Receivables regardless of any act or omission on the part of the Company or the credit grantor.

  Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted as well as existing consumer protection laws, may adversely affect the ability of the Company to collect the receivables. In addition, the failure of Creditrust to comply with such requirements could adversely affect the Company's ability to enforce the receivables.

Employees

  The Company currently has over 640 full-time employees. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Additional Information

  The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information filed by the Company with the Commission can be inspected and copied at the Public Reference Room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Information about the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. Copies of such material can also be obtained from the Commission's Internet web site at http://www.sec.gov. The common stock of the Company is quoted on the Nasdaq National Market. Reports, proxy statements and other information concerning the Company can be inspected at the offices of The Nasdaq Stock Market, 1735 K Street, Washington, D.C. 20006.

Item 2. Properties

  Creditrust is headquartered in a leased facility, consisting of approximately 19,000 square feet, at 7000 Security Boulevard, Baltimore, Maryland 21244. The headquarters facility has capacity for approximately 225 employees and houses all of the training facilities and administrative offices. The Company has also leased an additional facility located approximately two miles from its headquarters at 1705 Whitehead Road, Baltimore, Maryland 21244. This operations center comprises approximately 36,000 square feet and has the capacity to accommodate approximately 700 additional employees and expanded training and recruiting departments. The operations center houses the Company's updated communications and software systems center, which is fully redundant to the computer center, located at the corporate headquarters.

  In February 1999, Creditrust entered into a lease for additional space in Maryland to be used for the Company's third call center. The facility consists of approximately 27,080 square feet and has capacity for approximately 500 employees.

Item 3. Legal Proceedings

  The Company is subject to routine litigation in the ordinary course of business, including contract, collections and employment-related litigation. None of these routine matters, individually or in the aggregate, is believed by the Company to be material to its business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

 Price Range of Common Stock

  The Company's common stock is quoted on the Nasdaq National Market under the symbol "CRDT." The following table sets forth the high and low closing sales prices as reported by the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   1998
     Third Quarter (from July 29, 1998).......................... $17.13 $14.50
     Fourth Quarter..............................................  25.00  12.63

  On March 24, 1999, the last sale price for the common stock as reported by the Nasdaq National Market was $17.00 per share. On December 31, 1998, approximately 900 holders of record held the Company's common stock.

 Dividend Policy

  The Company has never declared or paid dividends on its common stock. The Company expects that it will retain future earnings, if any, to finance the growth and development of its business. Thus, the Company does not intend to declare or pay dividends on the common stock in the foreseeable future. The Company's board of directors will determine when to declare and pay dividends and the amount of any such dividends. The Company's board would be required to consider the Company's future earnings, results of operations, financial condition and capital requirements before deciding to declare a dividend. Also, under Maryland law, the Company is prohibited from paying any dividend unless after giving effect to the payment of the dividend (i) the Company may continue to pay its debts in the ordinary course of business, and (ii) the Company's assets equal or exceed its liabilities plus the preferences of any outstanding preferred equity securities upon dissolution. The Company's line of credit facility restricts payments of dividends that would reduce the Company's net worth below a certain amount. Future credit facilities may have similar or more stringent restrictions.

 Recent Sales of Unregistered Securities

  On April 2, 1998, the Company issued $5,000,000 principal amount of Senior Subordinated Notes, Series 1998 and warrants to purchase 450,000 shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 under the Act. The Placement Agents were Ferris, Baker Watts, Incorporated and Boenning & Scattergood, Inc. The net proceeds were used to purchase defaulted consumer receivables and for general corporate purposes. Neither the Company nor any person acting on its behalf offered or sold the Senior Subordinated Notes or warrants by any form of general solicitation or general advertising. The Company reasonably believes that the Senior Subordinated Notes and warrants were sold only to accredited investors, and the Company provided all material information available to the investors. Further, the Company exercised reasonable care to assure that the investors were not underwriters, as such term is defined in Section 2(11) of the Act.

Item 6. Selected Financial Data


  The following table sets forth the Company's selected balance sheet, statement of earnings and cash flow data as of the end of and for each of the years in the five-year period ended December 31, 1998. The selected financial data for the years ended December 31, 1995, 1996, 1997 and 1998 have been derived from the Company's audited financial statements. The selected financial data for the year ended December 31, 1994 has been derived from unaudited financial statements. The Company's consolidated balance sheets as of December 31, 1997 and 1998 and the Company's consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1996, 1997 and 1998 are included elsewhere in this Annual Report. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in this Annual Report.

                                As of and for the Year Ended December 31,
                          ----------------------------------------------------------
                             1994        1995        1996        1997        1998
                          ----------  ----------  ----------  ----------  ----------
                                (dollars in thousands, except share data)
Statement of Earnings
 Data:
Revenue:
 Income on Finance Re-
  ceivables.............  $    3,639  $    4,560  $    5,521  $    7,246  $   12,817
 Servicing Fees.........         --          --          --        2,580       3,110
 Interest on Investment
  in Securitizations....         --          --          --          --          534
 Gain on Sale...........         --          --          --          --       18,414
                          ----------  ----------  ----------  ----------  ----------
Total Revenue...........       3,639       4,560       5,521       9,826      34,875
Expenses from Opera-
 tions:
 Personnel..............       1,390       1,847       2,618       5,922      11,918
 Communications.........         361         404         573         912       1,645
 Rent...................         216         240         382         853       1,195
 Other Expenses.........       1,016         624         945       1,095       2,047
                          ----------  ----------  ----------  ----------  ----------
Total Expenses from Op-
 erations...............       2,983       3,115       4,518       8,782      16,805
                          ----------  ----------  ----------  ----------  ----------
Earnings from Opera-
 tions..................         656       1,445       1,003       1,044      18,070
Other Income (Expense)..        (252)       (249)       (213)       (362)       (304)
                          ----------  ----------  ----------  ----------  ----------
Earnings Before Income
 Taxes and Extraordinary
 Loss...................         404       1,196         790         682      17,766
Provision For Income
 Taxes..................         139         462         316         226       7,005
                          ----------  ----------  ----------  ----------  ----------
Earnings Before Extraor-
 dinary Loss............         265         734         474         456      10,761
Extraordinary Loss (net
 of taxes)..............         --          --          --          --         (566)
                          ----------  ----------  ----------  ----------  ----------
Net Earnings............         265         734         474         456      10,195
                          ==========  ==========  ==========  ==========  ==========
Basic Earnings per Com-
 mon Share..............         .04         .12         .08         .08        1.49
Diluted Earnings per
 Common Share...........  $      .04  $      .12  $      .08  $      .08  $     1.48
Weighted Average Number
 of Basic Shares Out-
 standing...............   6,000,000   6,000,000   6,000,000   6,000,000   6,827,506
Weighted Average Number
 of Diluted Shares Out-
 standing...............   6,000,000   6,000,000   6,000,000   6,000,000   6,898,870
Other Data:
Weighted Average
Investment in Finance
 Receivables(1).........  $    1,470  $    1,731  $    3,198  $    5,842  $   13,574
Collections on Managed
 Receivables(2).........       3,971       4,914       6,252      12,420      20,585
EBITDA(3)...............         726       1,538       1,162       1,268      18,751
Collections Applied to
 Principal (Accretion)
 on Finance Receiv-
 ables..................         328         670         832       2,111      (3,413)
Cash Flows Provided by
 (Used in)
 Operating Activities...         191         982       1,207       1,237         258
 Investing Activities...        (738)       (585)     (4,188)      1,431     (24,951)
 Financing Activities...       1,015        (138)      2,909      (2,374)     31,830
Charged-off Balance of
 Managed Receiv-
 ables(2)...............  $  119,256  $  141,241  $  386,164  $1,104,574  $2,529,356
Number of Managed Ac-
 counts.................      55,524      67,643     193,566     580,338   1,265,529
Number of Employees.....          43          59         124         246         639
Balance Sheet Data:
Cash and Cash Equiva-
 lents..................  $      289  $      548  $      476  $      770  $    7,906
Total Debt..............         --          --        3,793       2,106       6,789
Stockholders' Equity....  $      400  $    1,134  $    1,608  $    2,064  $   46,425

-------
(l) This represents only receivables owned by the Company. This does not include receivables owned by other parties but serviced by the Company, including receivables that are included in the Company's securitizations.
(2) Managed receivables includes receivables that Creditrust owns and receivables that Creditrust services but does not own, including receivables included in Creditrust's securitizations.
(3) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented because the Company relies on this indicator in the management of its business as a key measure of its ability to derive cash from its investing and financing activities and because the indicator provides useful information regarding the Company's ability to service existing debt, incur additional debt and fund the purchase of additional receivables or meet other capital requirements. For instance, an increase in EBITDA would generally indicate to the Company that increases in income on finance receivables and servicing fees represent increased capacity to fund purchases of additional portfolios without reliance on external funding sources. Conversely, a reduction in the indicator would mean that there was less internally generated cash available for new portfolio investments. Additionally, the manner in which the Company computes EBITDA may not be the same way in which other companies compute similarly described data. Therefore, this data may not be comparable to similarly titled measures of other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Creditrust is a leading information-based purchaser, collector and manager of defaulted consumer receivables. Receivables are the unpaid debts of individuals to credit grantors, including banks, finance companies, retail merchants and other service providers. Creditrust seeks to use its proprietary pricing models and software systems as well as extensive information databases to generate high rates of return on purchased receivables. Most of its receivables are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books for non-payment. By purchasing receivables, Creditrust allows credit grantors to make a recovery on these charged-off accounts.

  From the Company's founding in 1991, the Company has made net purchases of charged-off receivables (measured at the amount charged off by the credit grantors that originated the charged-off VISA(R), MasterCard(R) and private label credit card accounts and consumer loan accounts at the date of charge-
off) aggregating $0.8 million in 1991, $16.2 million in 1992, $38.4 million in 1993, $38.8 million in 1994, $49.1 million in 1995, $244.9 million in 1996,
$718.4 million in 1997, and $1.4 billion in 1998. Creditrust has invested since its founding in 1991 through December 31, 1998 $69.0 million to purchase receivables at a significant discount. At December 31, 1998, the Company managed 1.3 million accounts with a charged-off amount of over $2.5 billion.


  The following table illustrates Creditrust's collection experience for the periods indicated:

                                              As of and for the Year Ended
                                                      December 31,
                                             ------------------------------
                                               1996      1997       1998
                                             -------- ---------- ----------
                                                 (dollars in thousands)
Revenues:
  Income on Finance Receivables............. $  5,521 $    7,246 $   12,817
  Servicing Fees............................      --       2,580        3,110
  Interest on Investment in
   Securitizations..........................      --         --            534
  Gain on Sale..............................      --         --        18,414
Total Revenues..............................    5,521      9,826       34,875
                                             -------- ---------- ----------
Collections on Managed Receivables(1).......    6,252     12,420       20,585
Weighted Average Investment in Finance Re-
 ceivables(2)...............................    3,198      5,842       13,574
Weighted Average Charged-off Balance on
 Managed Receivables(1)(3)..................  248,990    689,924   1,474,085
Charged-off Balance of Managed Receivables
 (at end of period)(1)(4)................... $386,164 $1,104,574 $2,529,356

--------
(1) Managed receivables includes receivables that Creditrust owns and receivables that Creditrust services but does not own, including receivables included in Creditrust's securitizations.
(2) Does not include any receivables for which the Company acts as servicer and represents the average investment balance during the period measured by the financial statement carrying value of portfolios of receivables owned by the Company determined by dividing the total value for the portfolio of receivables at the end of each month in the period by the number of months in the period.
(3) Represents the average of the charged-off balances purchased by the Company determined by dividing the total charged-off balance at the end of each month in the period by the number of months in the period, without regard to collections or receivables settled.
(4) Represents the balance of receivables purchased by the Company as of the end of the period measured by balances charged off by the credit grantors, without regard to collections or receivables settled.

  The Company accounts for its investment in finance receivables on an accrual basis using static pools. Static pools are established using similar accounts with similar attributes, usually based on acquisition timing and/or by seller. Once a static pool is established the receivables in the pool are not changed. The difference between the contractual receivable balance of the accounts in the static pools and the cost of each static pool (the discount) is not recorded since the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool is initially recorded at cost. See Note D of Notes to Consolidated Financial Statements.

  For accounting purposes, each static pool is measured as a unit for the estimated economic life of the static pool (similar to a loan). Income on finance receivables, collections applied to principal on finance receivables and provisions for loss or impairment are established on a pool by pool basis. The effective interest rate for each static pool is estimated based on the estimated monthly collections over the estimated economic life of each pool. The estimated economic life of each static pool is currently five years based on the Company's collection experience. Income on finance receivables is accrued monthly based on each static pool's effective interest rate applied to each static pool's monthly opening carrying value. While these monthly accruals increase the carrying value of each pool, monthly collections received for each static pool reduce each static pool's carrying value. To the extent collections in any period exceed the income accruals for the pool for such period, the carrying value of the pool is reduced and the reduction is recorded as collections applied to principal. After the carrying value of any static pool is fully amortized, any further collections on that pool would be recorded entirely as income on finance receivables. If the income accrual in any period is greater than collections for such period, then the carrying value of the pool accretes. Creditrust typically records accretion in the early months of ownership of the static pool as a result of collection rates being lower than the estimated effective yield, which reflects estimated collections for the entire economic life of the static pool.

  Fair value for each static pool is determined by discounting the projected recovery value (estimated future cash flows) for the pool at the current effective interest rate being used by the Company. Any measurement of impairment and any provision for loss is determined separately for each static pool. To the extent the Company's estimate of future cash flow for a static pool, discounted at the then current estimated effective interest rate, increases or decreases the Company adjusts the estimated effective interest rate prospectively. To the extent that the carrying value of a particular static pool exceeds its fair value, a valuation allowance will be recognized and charged to expense in the amount of such an impairment. The Company has not recorded an impairment for any period to date. The estimated effective interest rate for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates.

  The Company monitors its models with a view toward refining the predictability of both the amount and timing of collections. For the years ended December 31, 1995 and 1996, the Company relied largely on the average past performance of the Company's entire portfolio. After extensive statistical analysis of static pool performance data during the year ended December 31, 1997, the Company implemented a further refinement in its cash flow models. The refinement included static pool-specific estimates and had the effect of reducing total future projected cash flows on a portfolio-wide basis. The total effect on the individual static pools of this change in estimates was to decrease net income for the year ended December 31, 1997 by approximately $700,000 after taxes from the amount which would have been computed prior to this change. Total cash flow for 1997 was unaffected by the change in future estimates, with the result that the reduction in income on finance receivables was applied to increase the amount of collections applied to finance receivables. See Note D of Notes to Consolidated Financial Statements. While the Company believes that its cash flow models will continue to provide accurate forecasts of future collections, changes in collection patterns within the Company's portfolios, which may result from a variety of factors beyond the Company's control, including changes in general economic conditions and changes in consumer attitudes toward repayment of defaulted obligations, may have an impact on the Company's future estimates.

  The Company also receives servicing fees with respect to the receivables it services but does not own. In the quarter ended September 30, 1997, the Company began recognizing servicing income in connection with its agreement to manage the liquidation of receivables owned by a third party. Under the terms of the servicing agreement, the financial institution had agreed to accept any third-party offer to purchase or allow the Company to securitize these receivables provided the proceeds to the financial institution exceeded a minimum amount. These receivables were included in the Initial Securitization described below. See "--Liquidity and Capital Resources."

  In June 1998, the Company completed its first securitization of finance receivables (the "Initial Securitization"). The Initial Securitization included receivables owned by the Company with a charged-off amount of $412 million and a carrying value of $4.8 million as well as $6.5 million of receivables Creditrust was servicing for a third party with a charged-off amount of $692 million. These receivables were transferred to Creditrust SPV2, LLC ("SPV2"), a special purpose finance subsidiary. SPV2 issued an aggregate principal amount of $14.5 million of 6.43% Creditrust Receivables-Backed Notes, Series 1998-1, which notes are secured by the receivables transferred to SPV2 and a financial guaranty insurance policy. The Company completed its second securitization in December 1998 (the "Second Securitization"). The Second Securitization included receivables with a charged-off amount of $956 million and a carrying value of $28.6 million. The Company transferred the receivables to Creditrust SPV98-2, LLC ("SPV98-2"), a special purpose finance subsidiary. SPV98-2 issued an aggregate principal amount of $27.5 million of 8.61% Creditrust Receivables- Backed Notes, Series 1998-2, which notes are secured by the receivables transferred to SPV98-2 and a financial guaranty insurance policy. As of December 31, 1998, the Company owned receivables not contributed to any securitization with a charged-off amount of $475 million and a carrying value of $26.9 million.

  In both securitizations, the projected recovery value of the transferred receivables significantly exceeded the principal balance of the securitization notes, causing the securitization notes to be over-collateralized. The Company retains an investment in securitizations representing this residual interest in the securitized receivables. The Company acts as servicer with respect to the receivables included in both securitizations, and receives a servicing fee equal to 20% of collections. As servicer, the Company continues its collection activities with its customers as it otherwise would with owned receivables. Accordingly, customer relationships are not affected by securitizations.

  After payment of all principal and interest on the securitization notes, the Company will receive all collections, subject to an obligation in the Initial Securitization to pay the seller of a portfolio of receivables, which the Company began servicing in 1997, 10% of collections with respect to this portfolio after aggregate collections on this portfolio exceed a specified amount.

  Both securitizations qualified as sales under generally accepted accounting principles. Upon the closing of the Initial Securitization, the Company: (1) recognized gain on the sale of the owned receivables of $6.0 million, and (2) received total cash of $6.3 million, after payment of the purchase price of the serviced receivables included in the Initial Securitization and repayment of associated debt of $7.5 million in the aggregate and payment of related transaction costs. Of the $6.3 million in total cash, $435,000 was used to fund a reserve account in trust, leaving net cash of $5.8 million for use in the Company's business. Upon the closing of the Second Securitization, the
Company: (1) recognized gain on sale of $11.0 million, and (2) received total cash of $7.3 million, after repayment of associated debt and the Company's cash used to finance the receivables of $19.5 million in the aggregate and payment of related transaction costs. Of the $7.3 million in total cash, $1.6 million was used to fund a reserve account in trust, leaving net cash of $5.7 million for use in the Company's business. The investment in securitizations is accounted for under the provisions of SFAS 115 as debt securities available-for-sale and is estimated to accrue income at the rate of 12% per annum. This accrual is a non-cash item included in the statement of earnings as interest on investment in securitizations and in the balance sheet as a component of the fair value of the investment in securitizations. Once the securitization notes are retired, recoveries will be applied to reduce the carrying amount of the investment in securitizations. The Company records its investment in securitizations at fair value, and any unrealized gains and losses, net of the related tax effect, generally are not reflected in earnings but are recorded as a separate component of stockholders' equity until realized. The fair value of the Company's investment in securitizations was $30.3 million at December 31, 1998, which included an unrealized gain of $11.0 million (pre-tax) or $6.7 million (net of taxes). A decline in the value of the investment in securitizations which is larger than any unrealized gain and which is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis. The Company may pursue similar securitization transactions in the future. The timing of any future securitizations will affect quarter-to-quarter comparisons. See Notes to Consolidated Financial Statements for additional discussion concerning the financial statement effects of the securitizations.

  Income taxes have been provided in the results of operations based on the statutory federal and state rates on accounting income. Temporary differences arise because income on finance receivables is recognized on the cost recovery method for federal income tax purposes. Under the cost recovery method, gross collections on finance receivables are not taxable until the cost of the finance receivables has been collected. In addition, temporary differences arise from gain on sale because of securitizations which are treated as financings for tax purposes. Permanent differences between the statutory rates and actual rates are minimal. In the past the Company has financed certain portfolio purchases through participations with certain investors, but does not anticipate that this will be used as a funding source in the future. Imputed loan repayments and interest expense on payments to participants are recorded as costs for tax purposes when due based on collection participation levels. Temporary differences in recognition of income on finance receivables and gain on sale have resulted in deferred tax liabilities. Temporary differences in recognition of payments to participants and deferred gain generally have accumulated deferred tax assets. The Company's deferred tax liabilities have grown as a result of the rapid increase in purchases of receivables and gains from securitizations by the Company, providing the Company with additional liquidity offered by the deferred tax liabilities. Management expects deferred tax liabilities to increase as long as the operating expenses on existing and additional finance receivables exceed collections on fully cost recovered portfolios.

Results of Operations

  The following table sets forth certain statement of earnings and supplemental cash flow data on an historical basis, each as a percentage of revenues:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
Revenue:
  Income on finance receivables....................    100.0%    73.7%    36.8%
  Servicing fees...................................      --      26.3      8.9
  Interest on investment in securitizations........      --       --       1.5
  Gain on sale.....................................      --       --      52.8
                                                     -------  -------  -------
    Total Revenue..................................    100.0    100.0    100.0
Expenses From Operations:
  Personnel........................................     47.4     60.3     34.2
  Communications...................................     10.4      9.3      4.7
  Rent and other occupancy.........................      6.9      8.7      3.4
  Other expenses...................................     17.1     11.1      5.9
                                                     -------  -------  -------
    Total Expenses From Operations.................     81.8     89.4     48.2
                                                     -------  -------  -------
Earnings from Operations...........................     18.2     10.6     51.8
Other Income (Expense)
  Interest and other...............................      1.3      0.1      0.9
  Interest expense.................................     (5.2)    (3.8)    (1.8)
                                                     -------  -------  -------
Earnings before income taxes and extraordinary
 loss..............................................     14.3      6.9     50.9
Provision for income taxes.........................      5.7      2.3     20.1
                                                     -------  -------  -------
Earnings before extraordinary loss.................      8.6      4.6     30.8
Extraordinary loss (net of taxes)..................      --       --      (1.6)
                                                     -------  -------  -------
Net Earnings.......................................      8.6      4.6     29.2
                                                     =======  =======  =======
EBITDA.............................................     21.0     12.9     53.8
Collections applied to principal (accretion) on re-
 ceivables.........................................     15.1%    21.5%   (9.8)%

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues. Total revenues increased by $25.1 million, or 254.9%, from $9.8 million for the year ended December 31, 1997 to $34.9 million for the year ended December 31, 1998. This increase was largely due to $18.4 million in gain on sale and increased income on finance receivables resulting from receivables purchases during the year.

  Income on finance receivables increased by $5.6 million, or 76.9%, from $7.2 million for the year ended December 31, 1997 to $12.8 million for the year ended December 31, 1998. This increase was attributable to the purchase of receivables in the last three quarters of 1998 with proceeds from the sale of the Company's Subordinated Notes, Series 1998 (the "Subordinated Notes"), the initial public offering and the Company's credit facilities. The Company's weighted average investment in receivables increased by $7.8 million, or 132.4%, from $5.8 million during the year ended December 31, 1997 to $13.6 million during the year ended December 31, 1998. The weighted average charged-off balance of the receivables managed by the Company correspondingly increased by $784 million, or 113.7% from $690 million at December 31, 1997 to $1.5 billion at December 31, 1998. Collections on managed receivables increased by $8.2 million, or 65.7%, from $12.4 million for the year ended December 31, 1997 to $20.6 million for the year ended December 31, 1998. The growth in collections was lower than the growth in the managed receivables because lower recovery rates are typically experienced in the early months of ownership of receivables.

  Servicing fees increased by $530,000, or 20.5%, from $2.6 million for the year ended December 31, 1997 to $3.1 million for the year ended December 31, 1998. The increase was due to the receipt of servicing fees under the Initial Securitization. During the last six months of 1997 and the first six months of 1998, the Company received servicing fees associated with certain receivables which ceased when they were included in the Initial Securitization.

  Interest on investment in securitizations was $534,000 for the year ended December 31, 1998. This revenue was associated with the interest accrual on the Company's investment in securitizations, resulting primarily from the Initial Securitization.

  Gain on sale for 1998 included $17.0 million gain on sale resulting from the Company's second and fourth quarter 1998 securitizations, an $800,000 gain on sale in the third quarter of 1998 resulting from the sale of a portfolio of receivables and a $658,000 gain on sale in the first quarter of 1998 resulting from the resale of a portfolio of receivables repurchased under a settlement agreement. In this latter transaction, previously deferred income of $895,000 was recognized against a $237,000 cost of resale.

  Expenses from Operations. Total expenses from operations increased by $8.0 million, or 91.4%, from $8.8 million for the year ended December 31, 1997 to $16.8 million for the year ended December 31, 1998. Operating expenses increased in 1998 primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. The Company's communications and rent expenses also increased as the Company's managed receivables base grew. Operating expenses as a percent of revenues decreased to 48.2% of revenues for the year ended December 31, 1998, as compared to 89.4% of revenues for the year ended December 31, 1997, as the revenues resulting from gain on sale recognized in 1998 substantially offset operating expense growth.

  Personnel expenses increased by $6.0 million, or 101.2%, from $5.9 million for the year ended December 31, 1997 to $11.9 million for the year ended December 31, 1998. Major categories of personnel expense increases included:
(a) recruiting, training and compensation costs associated with the increase in the number of employees from 246 to 639 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems.

  Communications costs increased by $733,000, or 80.5%, from $912,000 for the year ended December 31, 1997 to $1.6 million for the year ended December 31, 1998. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

  Rent and other occupancy costs increased from $853,000 for the year ended December 31, 1997 to $1.2 million for the year ended December 31, 1998 as the Company completed its first full year in a second operations center which opened in June 1997. The Company will incur additional rent and occupancy expenses in 1999 associated with its third facility.

  Other expenses increased from $1.1 million for the year ended December 31, 1997 to $2.0 million for the year ended December 31, 1998, primarily as a result of increased professional fees, including accounting and legal fees associated with the Company's capital raising and securitization activities during 1998, and increases in overall staffing levels. Other expenses for the years ended December 31, 1997 and 1998 included (a) contingency legal and court costs of $320,000 and $349,000, respectively, (b) professional fees of $504,000 and $1.0 million, respectively, and (c) general and administrative expenses of $271,000 and $686,000, respectively.

  Earnings from Operations. Earnings from operations increased by $17.1 million from $1.0 million for the year ended December 31, 1997 to $18.1 million for the year ended December 31, 1998. This increase resulted from numerous factors, particularly the increase in gain on sale and income on finance receivables, which more than offset the substantial growth in operating costs associated with the additions to corporate infrastructure to support a substantially larger base of operations.

  Other Income (Expense). Other income (expense) decreased from an expense of $362,000 for the year ended December 31, 1997 to an expense of $304,000 for the year ended December 31, 1998. This decrease resulted from a $298,000 increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the initial public offering offset by an increase in interest expense of $238,000 as a result of higher borrowing incurred in connection with the Subordinated Notes and the credit facilities.

  Earnings Before Income Taxes and Extraordinary Loss. As the result of the foregoing, earnings before income taxes increased from $682,000 for the year ended December 31, 1997 to $17.8 million for the year ended December 31, 1998.

  Provision for Income Taxes. Income tax rates were 33% for the year ended December 31, 1997 and 39% for the year ended December 31, 1998. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Deferred tax liabilities increased from $1.1 million at December 31, 1997 to $11.9 million at December 31, 1998, principally due to the deferred taxes of $10.8 million provided for on the gain on sale related to both securitizations, which were treated as financing transactions for tax purposes, and the reversal of a deferred tax benefit of $345,000 on the first quarter portfolio resale and recognition of deferred income which was previously taxed, offset by $6.1 million in net operating loss carryforward.

  Extraordinary Loss (Net of Taxes). The extraordinary loss of $566,000 (net of taxes) recognized for the year ended December 31, 1998 resulted from the early retirement of $5 million of Subordinated Notes required to be repaid upon the closing of the Company's initial public offering. The carrying value of the debt was $4.6 million due to the value attributed to the warrants issued in connection with the debt and credited to paid in capital. The difference in the carrying value of the debt and the amount owed is original issue discount and was written off upon the early retirement. In addition, $515,000 of offering costs were incurred in connection with the Subordinated Notes net of amortization and charged to extraordinary loss.

  Net Earnings. Net earnings increased by $9.7 million from $456,000 for the year ended December 31, 1997 to $10.2 million for the year ended December 31, 1998. This increase resulted from the same factors which affected earnings from operations, along with a $6.8 million increase in tax expenses and the extraordinary loss of $556,000 upon repayment of the Subordinated Notes.

  EBITDA. EBITDA increased by $17.5 million from $1.3 million for the year ended December 31, 1997 to $18.8 million for the year ended December 31, 1998. EBITDA increased slightly more than earnings from operations primarily because of growth in interest income in 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Revenues. Total revenues for the year ended December 31, 1997 were $9.8 million compared to total revenues of $5.5 million for the year ended December 31, 1996, an increase of 78.0%. This increase in revenues was the result of an increase in the weighted average investment in finance receivables from $3.2 million in 1996 to $5.9 million in 1997, as well as the receipt of $2.6 million in servicing income in 1997; there was no servicing income prior to 1997. The 31.2% increase in income on finance receivables resulted from the increase in the amount of collections on higher levels of receivables owned or serviced by the Company in 1997. Offsetting the increase was a decrease of approximately $1.1 million ( $700,000 net of deferred tax benefit) in income on finance receivables as a result of the change in estimate of future collections. Collections increased $6.2 million or 98.7%. The weighted average charged-off balances owned or serviced by the Company increased from $249.0 million at the end of 1996 to $689.9 million at the end of 1997, an increase of 177.1%.

  Total Expenses from Operations. Total expenses from operations increased by $4.3 million to $8.8 million in the year ended December 31, 1997 from $4.5 million in the year ended December 31, 1996.

  Operating expenses increased over 1996 by 94.4% due to (a) a 126.2% increase in personnel costs as a result of growing total staff from 124 to 246 as of December 31, 1996 and 1997, respectively; (b) a 123.4% increase in rent and occupancy due to the relocation of the headquarters and operations groups into larger space and the start up of the approximately 36,000 square foot operations center in March 1997; (c) increases in communications, other expenses and professional fees as a result of usage increases in long distance, credit reporting, facility, legal and accounting services; and (d) offset by the absence of portfolio repurchase costs in 1997.

  Expenses increased in 1997 primarily as a result of costs associated with recovery on increased purchases of receivables, including the receivables serviced by the Company for a third-party owner, and in anticipation of additional purchases in 1998. Management believes that many of the expense categories discussed above can support the servicing and management of substantially larger volumes of receivables without proportional expense increases.

  Personnel expenses were $2.6 million in 1996 and $5.9 million for the year ended December 31, 1997. Major categories of personnel expense increases included: (a) additional compensation costs for development, installation and training associated with the expanded information technology systems; and (b) a significant investment in senior management infrastructure, including senior management staff in financing, acquisitions, information technology, legal, recovery and skiptrace; and (c) an increase in the number of account officers to service larger volumes of receivables.

  Rent and other occupancy costs were $382,000 and $853,000 in 1996 and 1997, respectively. This increase is attributable to the leasing of additional office space for the headquarters for a full year in 1997 as compared to eight months in 1996, the addition of 36,000 square feet of space for the new operations center started up in the first half of 1997 and depreciation expense increases due to equipment and furniture additions of approximately $1 million for headquarters and the new operations center.

  Other expenses increased from $945,000 for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997, primarily as a result of increased professional fees, offset by the elimination of expenses related to portfolio repurchases. Other expenses for the years ended December 31, 1996 and 1997 included (a) contingency legal and court costs of $213,000 and $320,000, respectively, (b) professional fees of $156,000 and $504,000, respectively, and (c) general and administrative expenses of $193,000 and $271,000, respectively. Other expenses for the year ended December 31, 1996 also included portfolio repurchase costs of $384,000.

  Earnings from Operations. As the result of these factors, and particularly the substantial growth in corporate infrastructure to support a substantially larger base of operations, earnings from operations were $1.0 million in 1996 and $1.0 million in 1997.

  Other Income (Expense). Interest expense increased from $288,000 in 1996 to $377,000 in 1997. Interest attributable to amounts due to participants decreased from $204,000 in 1996 to $21,000 in 1997, as a result of a decrease in the average annual amount outstanding due to participants from $516,000 in 1996 to $68,000 in 1997. The interest expense on the Company's bank credit facility increased from $60,000 in 1996 to $296,000 in 1997 as a result of the establishment of a bank credit facility on September 23, 1996, to provide advances of up to $4.0 million for the purchase of receivables and the increased volume of receivables balances financed with this facility. The facility was retired in June 1998. Interest expense further increased due to two additional equipment leases completed in 1997.

  Earnings Before Income Taxes and Extraordinary Loss. As the result of the foregoing, earnings before income taxes were $790,000 in the year ended December 31, 1996 and $682,000 in the year ended December 31, 1997.

  Provision for Income Taxes. Income taxes for the calendar years ended December 31, 1996 and 1997 were at effective tax rates of 39.9% and 33.0%, respectively. The effective tax rate fluctuates as a result of changes in pre-tax income and nondeductible expenses. Deferred tax liabilities increased from $623,000 at December 31, 1996 to $1,094,000 at December 31, 1997, principally due to growth in timing differences on finance receivables as significantly most of the carrying value in finance receivables has been written off for tax purposes. The increase was partially offset by a deferred tax benefit incurred on an increase of $195,000 in lease incentives attributable to the free rent period on the operations center.

  Net Earnings. Net earnings for the year ended December 31, 1996 were $474,000 versus $456,000 for the year ended December 31, 1997. The 3.8% decrease was attributable principally to higher revenues in 1997 over 1996 of $4.25 million offset by higher costs of $4.35 million and further increased by a $90,000 decrease in tax expenses.

  EBITDA. EBITDA increased $106,000 or 9.1% from $1.2 million to $1.3 million from December 31, 1996 to 1997, respectively. EBITDA increased more than net income due to a decline in the growth rate of interest expense, taxes and depreciation relative to total revenues.

Financial Condition

  Cash and Cash Equivalents. Cash and cash equivalents increased from $770,000 as of December 31, 1997 to $7.9 million as of December 31, 1998, primarily as a result of an increase in net cash from financing activities including the initial public offering offset by investing activities, principally purchases of receivables, and by net cash used in operating activities.

  Finance Receivables. Investment in finance receivables increased 433.0% to $26.9 million, as of December 31, 1998 from $5.0 million as of December 31, 1997. All of the receivables owned as of December 31, 1997 were securitized in the second quarter of 1998 and therefore removed from the balance sheet. The carrying value of the receivables, along with the $6.5 million purchase price of the serviced receivables included in the Initial Securitization, was allocated to cost of sales and the investment in securitizations. Investment in finance receivables was further reduced by an additional $28.6 million of carrying value of receivables included in the Second Securitization. Receivable purchases of $58.3 million during the year ended December 31, 1998 included $6.5 million for the serviced receivables and $51.8 million for additional receivables. The Company purchased the $51.8 million of finance receivables during the year ended December 31, 1998 with a portion of the net proceeds from the initial public offering, the securitizations and other cash on hand.

  Investment in Securitizations. Investment in securitizations increased from none at December 31, 1997 to $30.3 million as of December 31, 1998 as the result of the completion of the securitizations. After payment of interest and principal on the securitization notes, servicing costs, trustee fees, insurance premiums and certain other costs, all remaining cash flows with respect to the securitized receivables are for the account of the Company. The retained investment in securitizations is accounted for at fair value. The fair value of the investment in securitizations was estimated by management based on future projected recoveries employing the Company's Portfolio Analysis Tool (PAT). PAT projected recoveries were reduced by 20% to take into account unforeseen reduced collection trends and further reduced for the estimated costs to service in the future at the 20% servicing rates established in the servicing documents and then discounted at 12% per annum, reflecting the Company's estimate of a reasonable rate of return on a subordinated retained interest. This methodology results in an effective total discount of over 30% applied to the Company's projected recoveries. Interest income is accrued on the carrying value of the investment in securitizations at 12% per annum for the estimated remaining life of the receivables of approximately five years. Once the securitization notes are retired, any collections will be applied to amortize the investment in securitizations including accrued interest income. The investment in securitizations will be accounted for under the provisions of SFAS 115 as a security available for sale and marked to market in the stockholders' equity accounts of the Company. As of December 31, 1998 the amount of fair value over amortized cost is recorded as unrealized gain in the Company's stockholders' equity accounts. As of December 31, 1998, the fair value of investment in securitizations was $30.3 million and the unrealized gain was $11.0 million (pre-tax) or $6.7 million (net of taxes). Unrealized gains may fluctuate based upon changes in the discount rate utilized by the Company and changes in collection rates.

  Property and Equipment. Property and equipment, net, increased 70.7% to $2.4 million as of December 31, 1998 from $1.4 million as of December 31, 1997 due to $1.4 million in purchases (principally through capital leases) of computer equipment net of $369,000 of depreciation.

  Deferred Costs. Deferred costs decreased to $475,000 as of December 31, 1998 from $535,000 as of December 31, 1997. The deferred costs as of December 31, 1997 which represented costs incurred related to the initial public offering and the Initial Securitization, were eliminated upon completion of these transactions in 1998. The deferred costs as of December 31, 1998 represents costs incurred related to the establishment of the revolving line of credit and warehouse facilities.

  Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 148.3% from $653,000 at December 31, 1997 to $1.6 million at December 31, 1998. The increase was principally due to increased accrued legal and accounting costs incurred in connection with the Second Securitization and higher accounts payable associated with increased payroll levels.

  Notes Payable and Capitalized Lease Obligations. Notes payable increased from $2.1 million as of December 31, 1997 to $6.8 million as of December 31, 1998. Capitalized lease obligations increased from $972,000 to $1.7 million for the same period. The increase in notes payable was attributable to receivables purchased under a line of credit facility offset by repayments on the Company's former bank line of credit facility from proceeds from the Initial Securitization in June 1998. The increase in capitalized lease obligations is due to equipment purchases net of lease payments.

  Deferred Income. As of December 31, 1997 the Company had deferred income of $895,000. During the first quarter of 1998, the deferred income was recognized. Historically, the Company purchased receivables from time to time with commitments from a third party to purchase a portion of the newly purchased receivables. The Company entered into three such transactions during 1996 resulting in gains totaling $996,000. In 1997, a complaint was filed against the Company by one such purchaser. In June 1997, the Company settled, resulting in a dismissal of the complaint. Under the terms of the settlement, the Company agreed to repurchase the receivables for approximately $1.3 million, as adjusted for collections until consummation of the repurchase, resulting in deferred income of $895,000. The repurchase occurred in February 1998 for approximately $1.0 million. The portfolio was resold in February 1998 to a financial institution for $800,000. The Company recognized a gain on sale of approximately $658,000 in the first quarter of 1998, approximately $404,000 after tax.

  Deferred Tax Liability. The Company's deferred tax liability at December 31, 1998 was $11.9 million compared to $1.1 million as of December 31, 1997. This increase of $10.8 million was primarily attributable to an increase in deferred income for tax purposes since the gain on sale and the unrealized gain are not taxable income and the securitization notes are treated as a financing transaction and was further attributable to a decrease in deferred tax benefit on previously deferred gain on sale reported in the first quarter of 1998 for book purposes.

  Total Stockholders' Equity. Total stockholders' equity increased $44.3 million to $46.4 million at December 31, 1998 from $2.1 million at December 31, 1997 as a result of net income of $10.2 million during year ended December 31, 1998, $27.3 million of additional paid in capital resulting from the Company's initial public offering, $410,000 of additional paid in capital resulting from the Subordinated Notes, reduced by $270,000 by the Company's common stock purchase for the Company's benefit plans, and increased by $6.7 million (net of taxes) from unrealized gains related to the fair value of the Company's investment in securitizations.

Liquidity And Capital Resources

  Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. In the past, the primary sources of funds to purchase receivables were cash flow, the sale of participations to third parties, and borrowings under a former bank line of credit facility.

  As an additional means of increasing the amount of receivables under management, in August 1997, the Company entered into an exclusive servicing agreement with a financial institution pursuant to which the Company serviced approximately 400,000 additional accounts representing approximately $737 million of charged-off amount of receivables. The Company exercised a right to purchase these receivables and included this portfolio in the Initial Securitization.

  In April 1998, the Company issued $5.0 million of Subordinated Notes in a private placement transaction. These notes were repaid upon consummation of the initial public offering. In connection with the private placement, the Company issued warrants to purchase 396,000 shares of common stock exercisable at $12.00 per share and warrants to purchase 54,000 shares of common stock exercisable at $15.50 per share.

  On June 19, 1998, the Company completed the Initial Securitization. Gross proceeds of the Initial Securitization were $14.5 million. After securitization expenses, the purchase of the receivables for which the Company acted as servicer, and the funding of a reserve amount required in the securitization, the Company retired its notes payable to its existing senior lender of $1 million resulting in net cash proceeds available for working capital (including receivables purchases) of $5.8 million.

  On August 3, 1998, the Company completed an initial public offering of its common stock and, after payment of underwriting discounts and commissions and other offering expenses, received net proceeds of $27.3 million. A portion of these proceeds was used to repay principal and interest on the Subordinated Notes; of the remaining proceeds, a portion has been used to make additional portfolio purchases and the balance was added to working capital.

  In September 1998, the Company, through a special-purpose financing subsidiary, entered into a securitized receivables acquisition facility (the "Warehouse Facility") with Banco Santander, New York. Utilizing an indenture and servicing agreement and an independent trustee, the Company secured a $30 million two-year commitment. The Warehouse Facility carries a floating interest rate of 65 basis points over LIBOR and is "AA" rated by Standard & Poor's Corporation. The Warehouse Facility is secured by a trust estate, primarily consisting of certain receivables to be purchased by the Company. The Company placed some of the receivables assembled in the facility into the securitization completed in December 1998 and may securitize additional receivables that are part of this trust estate, subject to market conditions, although the Warehouse Facility does not require such a take out. Generally, the Warehouse Facility provides 95% of the acquisition cost of receivables purchased and the Company funds the remaining 5%. The Company also made a one time $900,000 liquidity reserve payment. Borrowings under the Warehouse Facility are interest-only for six months, after which time all collections of receivables, after payment of servicing costs including the servicing fee for the Company, are used to reduced the borrowings.

  In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables acquisition financing (the "Line of Credit Facility") with Sunrock Capital Corp., a commercial lender. The facility has a term of three years during which time the Company may borrow and repay funds to purchase receivables at 80% of cost. Interest is based on prime plus 0.5% or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by substantially all of the Company's assets, other than receivables in the Warehouse Facility. Together, with the Warehouse Facility discussed above, the Company's receivables acquisition facilities equal $50 million in revolving acquisition lines.

  As of December 31, 1998, the Company had cash and cash equivalents of $7.9 million. Capital expenditures from operations were $347,000 for the year ended December 31, 1998. Capital additions made pursuant to capital leases were $1.0 million in 1998. Receivables purchases were $58.3 million for the year ended December 31, 1998.

  On December 29, 1998, the Company completed the Second Securitization. Gross proceeds of the Second Securitization were $27.5 million. The Company received total cash of $7.3 million, after repayment of associated debt and the Company's cash used to finance the receivables of $19.5 million in the aggregate and payment of related transaction costs. Of the $7.3 million in total cash, $1.6 million was used to fund a reserve account in trust, leaving net cash of $5.7 million for use in the Company's business.

  Creditrust has entered into forward flow contracts with a number of credit grantors. These contracts obligate Creditrust to make monthly purchases of receivables portfolios providing they meet certain agreed-upon criteria. The Company projects its obligations under these contracts based upon the Company's experience to date, its estimates of future receivable offerings meeting these criteria, and its expectations for general market conditions for receivables. Based upon these factors, the Company estimates that its monthly obligations under existing forward flow contracts will range from $12.0 million in January 1999 to $1.0 million in December 2000. The Company believes that it will have sufficient liquidity to meet any future monthly obligations under these contracts. See Note N of Notes to Consolidated Financial Statements.

  The debt service requirements associated with borrowings under the new credit facilities will significantly increase liquidity requirements although both the Line of Credit Facility and the Warehouse Facility have interest only periods for up to six months. The Company anticipates that its operating cash flow and proceeds from this offering and its existing credit facilities will be sufficient to meet its anticipated future operating expenses, and receivables purchases and to service its debt requirements as they become due. To the extent the Company is successful in closing additional term securitizations, amounts repaid under both facilities may be reborrowed.

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

  The Company believes it has replaced or modified all of its critical computer systems and business applications software in the normal course of its business expansion and that its computer systems will be able to utilize properly dates beyond December 31, 1999. The Company used its in-house programmers in the modification. Accordingly, the Company is unable to identify separately the costs of making these systems Year 2000 compliant.

  Most of the Company's major vendors are the largest credit grantors in the country, which the Company expects will become Year 2000 compliant due to the nature and financial strength of these businesses. Additionally, the Company does not generally communicate on-line with credit grantors on a continuing basis, but rather receives discrete data files for analysis and to support recovery activities. The Company has to date been able to convert data received from credit grantors and other third parties to be Year 2000 compliant and expects that it will continue to be able to do so in the future. The Company is in the process of seeking Year 2000 certifications from key vendors.

  The Company also relies on internal and third-party information databases in its portfolio analysis and collection efforts. A significant amount is maintained in internal databases. However, the Company must timely receive new data from third party sources and an interruption in this data supply could adversely affect the Company's ability to purchase additional portfolios and to collect on existing receivables. The Company has successfully checked and converted third-party data that is not Year 2000 compliant, and based on its efforts to date, believes that it can continually effect any necessary conversions.

  The Company's collection efforts rely heavily on telephone systems. The Company has contracts with multiple telephone carriers. Based on communications with vendors to date, the Company believes that major telephone systems will not be interrupted by Year 2000 failures. However, if a protracted and major disruption in the availability of local or long-distance telephone service were to occur as the result of the Year 2000 problem or otherwise, the Company's collection efforts, and therefore its operations, could be materially adversely affected. Disruption of power supply by the Company's electric utilities could also have a serious effect on the Company's ability to conduct business.

Inflation

  The Company believes that inflation has not had a material impact on its results of operations for the three years ended December 31, 1996, 1997 and 1998.

Risk Factors and Forward-Looking Statements

  The Company's business prospects are highly dependant on a variety of factors within and beyond the Company's control which may affect the timing and amount of collections on the Company's portfolios of previously defaulted consumer receivables. Future growth of the Company will depend on numerous factors, including the development and expansion of relationships with credit grantors, the availability of adequate financing to purchase additional receivables, the ability to securitize receivables, the ability to maintain the quality of services the Company provides to its customers and to credit grantors, the recruitment, training and retention of qualified personnel, the enhancement and maintenance of the Company's information technology, operational, and financial systems, any higher than anticipated rate of personnel turnover and the continued availability of receivables that meet the Company's requirements. The Company's future prospects may be significantly affected either positively or negatively depending upon the circumstances of the marketplace and competitive developments. There can be no assurance that the Company will be able to manage its expanding operations effectively or to maintain its historical collection rates, or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition.

  The Company's quarterly operating results may fluctuate in the future because of a variety of factors. These factors include (1) the timing and size of any future securitization transactions by the Company, (2) the timing and amount of collections on the Company's receivables, (3) any charge to earnings resulting from a decline in value of the Company's investment in securitizations, (4) increases in operating expenses associated with the growth of the Company's operations and (5) the accuracy of the Company's pricing models. No assurance can be given that unanticipated future events, including further refinements to the Company's collection models, will not result in changes in estimates in future periods which could adversely affect quarter-to-quarter comparisons.

  Period-to-period comparisons may also be affected by the timing of future securitization transactions, if any. The Company's securitization transactions result in the recognition of (1) gain on sale and interest on investment in securitizations in the Company's statement of earnings and (2) investment in securitizations (accounted for as debt securities available-for-sale) as an asset. Further, the Company records changes in the unrealized gain or loss on its investment in securitizations as a separate component of stockholders' equity. The Company would make a charge to its earnings if there was a decline in the fair value of the investment in securitizations that was larger than any unrealized gain and deemed other than temporary. As a result, the Company's operating results and the market price of its common stock could be materially adversely affected by, among other things, any possible write-down associated with securitizations or changes in the fair value of the investment in securitizations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company retains an investment in securitizations with respect to its securitized receivables which are market risk sensitive financial instruments held for purposes other than trading; it does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk which may arise in the credit standing of the investment in securitizations and in interest and discount rates applicable to this investment.

  The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $783,000 as of December 31, 1998. There would be no impact on the Company's future cash flows or net earnings.

Item 8. Consolidated Financial Statements and Supplementary Data

                             CREDITRUST CORPORATION

                   Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants.........................  24
Consolidated Financial Statements
  Consolidated Balance Sheets as of December 31, 1997 and 1998.............  25
  Consolidated Statements of Earnings for the years ended December 31,
   1996, 1997 and 1998.....................................................  26
  Consolidated Statements of Stockholders' Equity and Comprehensive Income
   for the years ended December 31, 1996, 1997 and 1998....................  27
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1997 and 1998.....................................................  28
  Notes to Consolidated Financial Statements...............................  29

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Creditrust Corporation

  We have audited the accompanying consolidated balance sheets of Creditrust Corporation (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Creditrust Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years ended 1996, 1997 and 1998 in conformity with generally accepted accounting principles.

Grant Thornton LLP

Vienna, Virginia
February 15, 1999

                             CREDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                        ----------------------
                                                           1997       1998
                                                        ---------- -----------
                        Assets
Cash and Cash Equivalents.............................. $  769,576 $ 7,906,151
Income Taxes Receivable................................    200,163         --
Finance Receivables....................................  5,049,839  26,915,035
Investment in Securitizations..........................        --   30,269,001
Property and Equipment.................................  1,434,218   2,448,912
Deferred Costs.........................................    534,700     475,402
Other Assets...........................................    215,740     733,195
                                                        ---------- -----------
    Total Assets....................................... $8,204,236 $68,747,696
                                                        ========== ===========
         Liabilities and Stockholders' Equity
Accounts Payable and Accrued Expenses.................. $  653,065 $ 1,621,486
Notes Payable..........................................  2,105,972   6,788,933
Capitalized Lease Obligations..........................    972,342   1,651,637
Deferred Income........................................    895,449         --
Lease Incentives.......................................    266,630     301,639
Deferred Tax Liability.................................  1,093,846  11,914,753
Other Liabilities......................................    152,539      43,877
                                                        ---------- -----------
    Total Liabilities..................................  6,139,843  22,322,325
Stockholders' Equity
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, none issued and outstanding.............        --          --
  Common stock, $.01 par value; 20,000,000 shares
   authorized, 6,000,000 shares issued and outstanding
   at December 31, 1997 and 8,000,000 shares issued and
   7,984,480 outstanding at December 31, 1998..........     60,000      80,000
  Paid-in capital......................................     52,824  27,753,619
  Stock held for benefit plans.........................        --     (268,690)
  Net unrealized gains on available for sale securi-
   ties................................................        --    6,713,978
  Retained earnings....................................  1,951,569  12,146,464
                                                        ---------- -----------
    Total Stockholders' Equity.........................  2,064,393  46,425,371
                                                        ---------- -----------
    Total Liabilities and Stockholders' Equity......... $8,204,236 $68,747,696
                                                        ========== ===========


 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                Year ended December 31,
                                           -----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  -----------
Revenue
  Income on finance receivables..........  $5,521,063  $7,245,744  $12,816,698
  Servicing fees.........................         --    2,580,200    3,109,940
  Interest on investment in
   securitizations.......................         --          --       533,588
  Gain on sale...........................         --          --    18,414,182
                                           ----------  ----------  -----------
                                            5,521,063   9,825,944   34,874,408
Expenses
  Personnel..............................   2,617,862   5,922,172   11,917,689
  Communications.........................     573,118     911,508    1,644,928
  Rent and other occupancy...............     382,020     853,344    1,195,025
  Professional fees......................     155,754     504,003    1,011,781
  General and administrative.............     193,221     270,509      686,326
  Contingency legal and court costs......     212,530     320,104      349,040
  Portfolio repurchase costs.............     383,736         --           --
                                           ----------  ----------  -----------
                                            4,518,241   8,781,640   16,804,789
                                           ----------  ----------  -----------
Earnings from Operations.................   1,002,822   1,044,304   18,069,619
Other Income (Expense)
  Interest and other.....................      74,307      14,755      312,264
  Interest expense.......................    (287,530)   (377,410)    (615,750)
                                           ----------  ----------  -----------
Earnings Before Income Taxes.............     789,599     681,649   17,766,133
Provision for Income Taxes...............     315,699     225,275    7,004,815
                                           ----------  ----------  -----------
Earnings Before Extraordinary Item.......     473,900     456,374   10,761,318
Extraordinary Item--loss on
 extinguishment of debt (net of taxes)...         --          --      (566,423)
                                           ----------  ----------  -----------
Net Earnings.............................  $  473,900  $  456,374  $10,194,895
                                           ==========  ==========  ===========
Basic Earnings Per Common Share Before
 Extraordinary Item......................  $      .08  $      .08  $      1.57
Extraordinary Item--loss on
 extinguishment of debt (net of taxes)...         --          --          (.08)
                                           ----------  ----------  -----------
Basic Earnings Per Common Share..........  $      .08  $      .08  $      1.49
                                           ----------  ----------  -----------
Weighted-Average Number of Basic Common
 Shares Outstanding During the Year......   6,000,000   6,000,000    6,827,506
                                           ==========  ==========  ===========
Diluted Earnings Per Common Share Before
 Extraordinary Item......................  $      .08  $      .08  $      1.56
Extraordinary Item--loss on
 extinguishment of debt (net of taxes)...         --          --          (.08)
                                           ----------  ----------  -----------
Diluted Earnings Per Common Share........  $      .08  $      .08  $      1.48
                                           ==========  ==========  ===========
Weighted-Average Number of Diluted Common
 Shares Outstanding During the Year......   6,000,000   6,000,000    6,898,870
                                           ==========  ==========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                              Stock
                           Common Stock     Additional  Preferred Stock     Held for      Net
                         ------------------   Paid-in   ------------------   Benefit   Unrealized  Retained
                          Shares    Amount    Capital   Shares    Amount      Plans      Gains     Earnings      Total
                         ---------  ------- ----------- -------   --------  ---------  ---------- ----------- -----------
Balance at January 1,
 1996................... 6,000,000  $60,000 $    52,824      --    $    --  $     --   $      --  $ 1,021,295 $ 1,134,119
Net Earnings............       --       --          --       --         --        --          --      473,900     473,900
                         ---------  ------- -----------  -------   -------- ---------  ---------- ----------- -----------
Balance at December 31,
 1996................... 6,000,000   60,000      52,824      --         --        --          --    1,495,195   1,608,019
Net Earnings............       --       --          --       --         --        --          --      456,374     456,374
                         ---------  ------- -----------  -------   -------- ---------  ---------- ----------- -----------
Balance at December 31,
 1997................... 6,000,000   60,000      52,824      --         --        --          --    1,951,569   2,064,393
Initial public
 offering............... 2,000,000   20,000  27,291,289      --         --        --          --          --   27,311,289
Value of common stock
 purchase warrants
 issued in connection
 with subordinated debt
 financing..............       --       --      409,506      --         --        --          --          --      409,506
Stock purchased for
 benefit plans..........   (15,520)     --          --       --         --   (268,690)        --          --     (268,690)
Net earnings............       --       --          --       --         --        --          --   10,194,895  10,194,895
Other Comprehensive
 Income, unrealized
 gains on available for
 sale securities, net of
 taxes of $4,213,980....       --       --          --       --         --        --    6,713,978         --    6,713,978
                         ---------  ------- -----------  -------   -------- ---------  ---------- ----------- -----------
Total Comprehensive
 Income.................       --       --          --       --         --        --          --          --   16,908,873
                         ---------  ------- -----------  -------   -------- ---------  ---------- ----------- -----------
Balance at December 31,
 1998................... 7,984,480  $80,000 $27,753,619      --    $    --  $(268,690) $6,713,978 $12,146,464 $46,425,371
                         =========  ======= ===========  =======   ======== =========  ========== =========== ===========


 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended December 31,
                                         --------------------------------------
                                            1996         1997          1998
                                         -----------  -----------  ------------
Increase (Decrease) in Cash and Cash
 Equivalents
Cash Flows from Operating Activities
  Net earnings.........................  $   473,900  $   456,374  $ 10,194,895
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation and amortization......       84,463      208,643       369,288
    Deferred tax expense...............      249,462      470,670     6,956,757
    Gain on sale.......................          --           --    (18,414,182)
    Extraordinary item--loss on
     extinguishment of debt (net of
     taxes)............................                                 566,423
  Changes in assets and liabilities:
    Decrease (increase) in other
     assets............................       97,832     (196,977)     (517,455)
    Increase in accounts payable and
     accrued expenses..................      345,010      195,879       968,420
    Increase (decrease) in other
     liabilities.......................          --       101,358      (101,358)
    Increase in lease incentives.......       72,000      194,630        35,009
    Increase (decrease) in current
     income taxes payable/receivable...     (115,452)    (193,749)      200,163
                                         -----------  -----------  ------------
Net Cash and Cash Equivalents Provided
 by Operating Activities...............    1,207,215    1,236,828       257,960
                                         -----------  -----------  ------------
Cash Flows from Investing Activities
  Collections applied to principal
   (accretion) on finance receivables..      831,505    2,111,394    (3,412,997)
  Investment in securitizations........          --           --     (1,933,855)
  Purchases of property and equipment..     (332,152)    (122,668)     (347,246)
  Acquisitions of finance receivables..   (5,583,130)    (557,498)  (58,335,683)
  Proceeds from securitizations........          --           --     38,516,596
  Deferred gain on sale of finance
   receivables.........................      895,449          --            --
  Proceeds from portfolios sold, net...          --           --        562,181
                                         -----------  -----------  ------------
Net Cash and Cash Equivalents (Used in)
 Provided by Investing Activities......   (4,188,328)   1,431,228   (24,951,004)
                                         -----------  -----------  ------------
Cash Flows from Financing Activities
 (Payments on) proceeds from notes
 payable and other debt, net...........    2,932,262   (1,659,918)    4,675,658
  Proceeds from subordinated debt......          --           --      4,529,614
  (Payments on) subordinated debt......          --           --     (4,529,614)
  Payments on capital lease
   obligations.........................      (23,748)    (179,497)     (357,441)
  Proceeds from issuance of common
   stock...............................          --           --     27,311,289
  Common stock purchased for benefit
   plans...............................          --           --       (268,690)
  Proceeds from issuance of warrants...          --           --        409,505
  Deferred costs.......................          --      (534,700)       59,298
                                         -----------  -----------  ------------
Net Cash and Cash Equivalents Provided
 by (Used in) Financing Activities.....    2,908,514   (2,374,115)   31,829,619
                                         -----------  -----------  ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents......................      (72,599)     293,941     7,136,575
Cash and Cash Equivalents at Beginning
 of Year...............................      548,234      475,635       769,576
                                         -----------  -----------  ------------
Cash and Cash Equivalents at End of
 Year..................................  $   475,635  $   769,576  $  7,906,151
                                         ===========  ===========  ============

 The accompanying notes are an integral part of these consolidated statements.

                            CREDITRUST CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Organization and Business

  Creditrust Corporation (the "Company") was incorporated in Maryland on October 17, 1991. The Company purchases, collects and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. The Company's customers are located throughout the United States. The Company has funded its receivables purchases and the expansion of its business through a combination of bank and other warehouse funding, public and private equity funding and asset-backed securitizations.

Note B--Summary of Significant Accounting Policies

 Basis of Accounting

  The Company's accounts are presented on the accrual basis of accounting in accordance with generally accepted accounting principles.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Creditrust Funding I LLC. All material inter-company accounts and transactions have been eliminated.

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

  Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize income on finance receivables and to estimate the fair value of investment in securitizations. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material.

 Cash and Cash Equivalents

  The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

 Finance Receivables/Interest Income

  The Company accounts for its investment in finance receivables on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes, usually based on acquisition timing and/or by seller. Once a static pool is established, the receivables in the pool are not changed. The discount between the cost of each static pool and the contractual receivable of the accounts in the static pools is not recorded since the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool is initially recorded at cost.

                            CREDITRUST CORPORATION

  Accrual accounting for each static pool is measured as a unit for the economic life of the static pool (similar to one loan) for recognition of income on finance receivables, or collections applied to principal on finance receivables, and for provision of loss or impairment. The effective interest rate for each static pool is estimated based on the estimated monthly collections over the estimated economic life of each pool (currently five years, based on the Company's collection experience). Income on finance receivables is accrued monthly based on each static pool's effective interest rate applied to each static pool's monthly opening carrying value. Monthly collections received for each static pool reduce each static pool's carrying value. To the extent collections exceed the interest accrual, the carrying value is reduced and the reduction is recorded as collections applied to principal. If the accrual is greater than collections, the carrying value accretes. Accretion arises as a result of collection rates lower in the early months of ownership than the estimated effective yield which reflects collections for the entire economic life of the static pool. Measurement of impairment and any provision for loss is based on each static pool. To the extent the estimated future cash flow, discounted at the estimated yield, increases or decreases, the Company adjusts the yield accordingly. To the extent that the carrying amount of a particular static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such an impairment. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates.

 Servicing Fees

  Servicing fees are recognized on securitized receivables under the terms of two indenture and servicing agreements. The Company recognizes as a servicing fee 20% of collections in the securitizations. In accordance with terms of a servicing agreement on a non-securitized portfolio from August 1997 through June 1998, the Company recognized as a servicing fee a predetermined percentage of collections on the related receivables.

 Investments in Debt and Equity Securities

  The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity. The Company records its investment in securitizations (see Note E) as available for sale debt securities. Such securities are recorded at fair value, and unrealized gains and losses, net of the related tax effect, are not reflected in earnings but are recorded as a separate component of stockholders' equity. The investment in securitizations is estimated to accrue income over the estimated life of the underlying portfolio of receivables. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

 Deferred Costs

  The Company accounted for expenditures, principally legal and accounting fees in connection with its preparation to sell stock in its initial public offering, as capitalized and deferred until the offering occurred. The costs were netted against the capital raised in the offering.

  The Company accounted for legal and professional fees in connection with its securitization efforts as capitalized and deferred until the securitizations are closed. All transaction costs, including legal and accounting fees, are expensed when the gain on sale is recognized.

  The Company capitalized legal and accounting costs incurred in connection with its placement of senior subordinated notes in 1998. The costs were allocated between the financing costs of the notes and the paid-in capital of the warrants. The debt financing costs were amortized until the notes were paid off with the proceeds

                            CREDITRUST CORPORATION
of the initial public offering, at which time the balance of deferred costs were expensed and included in the extraordinary loss.

  The Company capitalized legal and accounting costs incurred in connection with its establishment of the warehouse and revolving line-of-credit facilities in 1998. The costs will be amortized over the terms of the facilities.

 Depreciation/Amortization

  Property and equipment, consisting of computer equipment, furniture and fixtures and leasehold improvements, are stated at cost and depreciated/amortized using a straight-line method of depreciation over the lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Accelerated methods are used for tax purposes.

 Accounting for Transfers of Financial Assets

  In 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control; under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguising transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 125 for the year ended December 31, 1997.

 Reporting Comprehensive Income

  The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items required to be recognized under accounting standards as components of comprehensive income, to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. For the years ended December 31, 1996, and 1997, the Company had no material sources of other comprehensive income. The Company's investment in securitizations is classified as available for sale, as such, in accordance with SFAS No. 115, the Company recognizes as other comprehensive income the unrealized gains or losses for the difference between the amortized cost and estimated fair value net of income taxes. (see Note E).

 Stock Split/Authorization

  On February 19, 1998, the Company effected a 60,000-for-1 stock split of its common stock in the form of a stock dividend. Pursuant to the split, the Company increased the number of shares of common stock

                            CREDITRUST CORPORATION
authorized for issuance from 1,000 to 20,000,000. The stated par value of each common share was changed from no par to $0.01. In addition, the Company authorized 5,000,000 shares of preferred stock, with a par value of $0.01.

  The accompanying financial statements, including stockholders' equity and per share amounts, give retroactive effect to the stock split.

 Initial Public Offering

  On July 29, 1998, the Company commenced an initial public offering of 2.0 million shares of common stock at an initial public offering price of $15.50 per share. The Company's sole stockholder also sold 500,000 shares of common stock in the offering, which closed on August 3, 1998, and an additional 308,711 shares pursuant to an underwriters' overallotment option which was subsequently exercised and closed on September 2, 1998. After payment of underwriting discounts and commissions and estimated other offering expenses, the Company received net proceeds of $27.3 million. The proceeds were used to repay the subordinated notes, purchase additional portfolios and contribute to working capital.

 Earnings per Common Share

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

  The Company did not have any potentially dilutive items for the years ended December 31, 1997 and 1996. The following table reconciles basic and diluted EPS for the year ended December 31, 1998:

                                                                           Per
                                                Earnings       Shares     Share
                                               (Numerator)  (Denominator) Amount
                                               -----------  ------------- ------
Basic EPS
Earnings before extraordinary item...........  $10,761,318                $1.57
Extraordinary item--loss on extinguishment of
 debt (net of taxes).........................     (566,423)                (.08)
                                               -----------                -----
Net earnings.................................   10,194,895    6,827,506    1.49
Effect of Dilutive Securities
Warrants.....................................          --        54,276
Stock options................................          --        17,088
                                               -----------    ---------
Diluted EPS
Earnings before extraordinary item plus
 assumed conversions.........................   10,761,318                 1.56
Extraordinary item--loss on extinguishment of
 debt (net of taxes) plus assumed
 conversions.................................     (566,423)                (.08)
                                               -----------                -----
Net earnings plus assumed conversions........  $10,194,895    6,898,870   $1.48
                                               ===========    =========   =====

                            CREDITRUST CORPORATION

 Employee Stock Options

  The Company accounts for its employee stock options in accordance with the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB 25). Under this method, if options are priced at or above the quoted market price on the date of grant, there is no compensation expense recognized by the Company as a result of the options.

Note C--Fair Value of Financial Instruments

  The accompanying financial statements include various estimated fair value information as of December 31, 1997 and 1998, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of the Company.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

 Cash and Cash Equivalents

  The carrying amount approximates fair value.

 Finance Receivables

  The Company records finance receivables at cost, which is discounted from the actual principal balance. The fair value of finance receivables was estimated based upon discounted expected cash flows. The carrying value of finance receivables approximates fair value at December 31, 1997 and 1998.

 Investment in Securitizations

  Investment in securitizations is recorded at estimated fair value based on discounted future cash flows.

 Notes Payable

  Quoted market prices for the same or similar issues or the current rate offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's notes payable. At December 31, 1997 and 1998, the carrying amount of the notes payable approximates fair value.

Note D--Finance Receivables

  The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the year ended December 31:

                                                        1997          1998
                                                    ------------  ------------
Balance, at beginning of year...................... $  6,603,735  $  5,049,839
  Purchases of finance receivables.................      557,498    58,335,683
  Net (collections applied) accretion to principal
   on finance receivables..........................   (2,111,394)    3,412,997
  Securitization of finance receivables............          --    (39,883,484)
                                                    ------------  ------------
Balance, at end of year............................ $  5,049,839  $ 26,915,035
                                                    ------------  ------------
Unrecorded discount (unaudited).................... $403,307,742  $448,473,014
                                                    ============  ============

  To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1997 and 1998, no provision for loss has been recorded.

                            CREDITRUST CORPORATION

 Change in Estimate

  The Company monitors its projection models with a view towards enhancing predictability of both the amount and timing of collections. In 1996 and prior years, the principal model relied on the best available information at the time, largely based on the past performance characteristics of the aggregate static pools. After extensive statistical analysis of individual static pool performances in 1997, the Company implemented a refinement in its analysis of projected collections used to compute the effective interest rate for income recognition. The refinement included individual static pool estimates and had the effect of reducing total static pools' future projected cash flows. Management believes the change reflects a more predictable and conservative estimate. The total aggregate effect on the specific static pools of the change in estimate was to decrease net earnings for 1997 by approximately $700,000.

Note E--Investment in Securitizations

  Investment in securitizations for the year ended December 31, 1998 is comprised of the following:

                                                                     Estimated
                                   Cash      Amortized  Unrealized     Fair
                                 Reserves      Cost        Gains       Value
                                ----------  ----------- ----------- -----------
Balance at beginning of year..  $      --   $       --
Retained interests recorded...   2,085,000   16,873,600
Interest accrued..............         --       533,588
Allowed reduction in re-
 serves.......................    (151,145)         --
                                ----------  ----------- ----------- -----------
Balance at end of year........  $1,933,855  $17,407,188 $10,927,958 $30,269,001
                                ==========  =========== =========== ===========

  The investment in securitizations accrues interest at 12% per annum. The net after tax effect of unrealized gains is reflected as a separate component of stockholders' equity and is included in other comprehensive income. Fair value, absent actual market quotations for similar securities, was calculated by a discounted cash flow valuation.

Note F--Property and Equipment

  Property and equipment consist of the following at:

                                                             December 31,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------
Computer equipment...................................... $  845,215  $2,104,566
Furniture and fixtures..................................    855,631     955,498
Leasehold improvements..................................     95,109     119,872
                                                         ----------  ----------
                                                          1,795,955   3,179,936
Less accumulated depreciation and amortization..........   (361,737)   (731,024)
                                                         ----------  ----------
                                                         $1,434,218  $2,448,912
                                                         ==========  ==========

  As of December 31, 1997 and 1998, property and equipment purchased pursuant to capital leases was $1,117,287 and $2,154,022, less accumulated depreciation of $128,943 and $372,741, respectively.

                            CREDITRUST CORPORATION

Note G--Deferred Costs

  Deferred costs consist of the following at:

                                                                December 31,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
Credit facilities............................................ $    --  $475,402
Securitizations..............................................  203,105      --
Initial public offering......................................  331,595      --
                                                              -------- --------
                                                              $534,700 $475,402
                                                              ======== ========

Note H--Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following at:

                                                               December 31,
                                                            -------------------
                                                              1997      1998
                                                            -------- ----------
Accounts payable........................................... $238,684 $  512,406
Accrued other liabilities..................................  105,350    413,802
Accrued salaries, taxes and fringe benefits................  309,031    695,278
                                                            -------- ----------
                                                            $653,065 $1,621,486
                                                            ======== ==========

Note I--Notes Payable

 Warehouse Facility

  In September 1998, the Company established through a wholly owned consolidated special purpose finance subsidiary a $30 million revolving warehouse facility for use in acquiring finance receivables. The warehouse facility carries a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The warehouse facility is secured by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary. Generally, the warehouse facility provides 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is included in cash on the balance sheet and restricted as to use until the warehouse facility is retired. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $1.8 million plus 75% of net earnings.

  During November and December 1998, the Company borrowed approximately $15.5 million under the facility, which was repaid in December 1998. Interest expense, trustee fees and guarantee fees aggregated $109,691 in 1998.

 Revolving Line of Credit

  In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility has a term of three years, during which time the Company may borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest is based on prime plus 0.5%, or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. Interest expense totaled $96,537 in 1998. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $30.0 million plus 50% of net earnings.

                            CREDITRUST CORPORATION

  As of December 31, 1998, required minimum principal payments payable by the Company were as follows:

      Year ending December 31,
      ------------------------
      1999.......................................................... $2,262,979
      2000..........................................................  3,394,467
      2001..........................................................  1,131,487
                                                                     ----------
        Total minimum principal payments............................ $6,788,933
                                                                     ==========

Note J--Subordinated Notes and Extraordinary Loss

  In April 1998, the Company sold $5.0 million aggregate principal amount of subordinated notes, together with common stock purchase warrants exercisable for an aggregate of 450,000 shares of the Company's common stock. Each of the 50 units sold consisted of $100,000 principal amount for the note and a warrant exercisable for 9,000 shares. The exercise price is $12.00 per share for 396,000 of the warrants and $15.50 for 54,000 of the warrants. Upon the closing of the initial public offering in August 1998, the notes plus accrued interest at 10% per annum were repaid.

  The Company recorded the fair value of the subordinated notes at $4.5 million and recorded as paid-in capital the remaining consideration of $410,000 net of offering expenses attributable to the fair value of the warrants. The effective interest rate on the subordinated notes based on the allocation is 12.8%. The Company repaid the subordinated notes at $5.0 million plus accrued interest. The repayment resulted in the Company's recording an extraordinary charge for the early repayment of indebtedness which, including debt issuance costs, resulted in an extraordinary charge in August 1998 of $566,000 after- tax, net of amortization of financing costs and original issue discount.

Note K--Capitalized Lease Obligations

  The Company has entered into capital lease obligations to finance the purchase of computer equipment and furniture. The terms of these leases range from 36 to 48 months. The balance due on the leases was $972,342 and $1,651,637 as of December 31, 1997 and 1998, respectively. Interest rates range from 7.0% to 12.7%; and interest expense was $3,629, $60,647 and $133,174 in 1996, 1997 and 1998, respectively.

  For the year ended December 31, 1998, future minimum annual lease payments under capital leases together with their present value were as follows:

      As of December 31,
      ------------------
      1999.......................................................... $  709,762
      2000..........................................................    709,762
      2001..........................................................    484,014
      2002..........................................................        526
                                                                     ----------
      Total minimum lease payments..................................  1,904,064
      Amount representing interest..................................   (252,427)
                                                                     ----------
      Present value of minimum lease payments....................... $1,651,637
                                                                     ==========

Note L--Income Taxes

  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying

                            CREDITRUST CORPORATION
amounts and the tax bases of existing assets and liabilities, following the guidance of SFAS No. 109, "Accounting for Income Taxes." These differences primarily result from the use of the cost recovery method of accounting for finance receivables for income tax purposes versus the effective interest rate method for financial reporting purposes and the recognition of securitizations as sales under SFAS No. 125 versus financing transactions for tax reporting.

  The provision for income taxes consists of the following for the years ended:

                                                          December 31,
                                                  ------------------------------
                                                    1996     1997        1998
                                                  -------- ---------  ----------
Current expense (refund)
  Federal........................................ $ 52,794 $(161,050) $      --
  State..........................................   13,443   (39,113)        --
                                                  -------- ---------  ----------
                                                    66,237  (200,163)        --
Deferred
  Federal........................................  204,246   346,519   5,810,735
  State..........................................   45,216    78,919   1,194,080
                                                  -------- ---------  ----------
                                                   249,462   425,438   7,004,815
                                                  -------- ---------  ----------
Total............................................ $315,699 $ 225,275  $7,004,815
                                                  ======== =========  ==========

  The net deferred tax liability consists of the following as of:

                                                              December 31,
                                                         ----------------------
                                                            1997       1998
                                                         ---------- -----------
Deferred tax assets
  Due to/from participants.............................. $    7,378 $       --
  Deferred income.......................................    345,822     116,493
  Net operating loss carryforward.......................    230,674   5,846,392
  Other.................................................    147,308      43,534
                                                         ---------- -----------
Gross deferred tax assets...............................    731,182   6,006,419
Deferred tax liabilities
  Finance receivables...................................  1,733,864     399,716
  Investment in securitizations.........................        --   17,223,962
  Other.................................................     91,164     297,494
                                                         ---------- -----------
Gross deferred tax liabilities..........................  1,825,028  17,921,172
                                                         ---------- -----------
Net deferred tax liability.............................. $1,093,846 $11,914,753
                                                         ========== ===========

                            CREDITRUST CORPORATION

  The differences between the total income tax expense and the income tax expense computed using the federal income tax rate were as follows for the years ended December 31:

                                                  1996     1997       1998
                                                -------- --------  -----------
Pretax income.................................. $789,599 $681,649  $17,766,133
                                                -------- --------  -----------
Computed federal income taxes at 34%...........  268,464  231,761    6,040,485
Computed state income taxes, net of federal
 benefits......................................   36,479   31,492      820,795
Other taxes not based on income................      --       --        44,818
Permanent differences..........................   10,756    7,366       18,675
Other adjustments..............................      --   (45,344)      80,042
                                                -------- --------  -----------
Income tax expense............................. $315,699 $225,275  $ 7,004,815
                                                ======== ========  ===========

  The 1997 adjustment to the deferred tax liability is attributable to the Company's 1997 analysis of its 1996 and prior tax returns compared to the respective deferred tax liabilities. The Company's analysis resulted in 1996 and prior differences which were adjusted through the 1997 deferred tax liability. In 1997, the Company generated a net operating loss of $1.1 million for tax purposes, of which approximately $517,000 was carried back to prior years resulting in a refund of approximately $200,000. The remaining tax loss of $582,000 is available to offset future taxable earnings of the Company and expires on December 31, 2012. Additional net operating tax loss carryforward was generated in 1998 of $14.6 million and expires in December 31, 2018. Utilization of net operating losses is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Management does not expect such limitations, if any, to impact the ultimate utilization of the carryforwards.

Note M--Deferred Income

  Occasionally, the Company purchases portfolios with commitments from a third party to purchase a portion of the newly acquired portfolio. During 1996, a complaint was filed against the Company by a buyer. On June 16, 1997, management settled the litigation which resulted in the complaint being dismissed, and the Company repurchased the portfolio for $1,037,819, as adjusted for collections until execution of the repurchase. As a result, in 1996, management deferred the gain on the transaction totaling $895,449.

  On February 9, 1998, the Company purchased the portfolio that was the subject of the deferral of income in 1996 for $1,037,819, and immediately resold the portfolio for $800,000 to an unrelated major credit card issuer. Consequently, in the first quarter of 1998, the Company recorded a gain on sale net of taxes on the resale and recognition of previously deferred income as follows:

      Proceeds from resale......................................... $   800,000
      Deferred income recognized...................................     895,449
      Cost of portfolio............................................  (1,037,819)
                                                                    -----------
      Gain on resale...............................................     657,630
      Deferred taxes...............................................    (253,976)
                                                                    -----------
      Gain after taxes............................................. $   403,654
                                                                    ===========

Note N--Commitments and Contingencies

 Leases

  The Company's former headquarters was leased until December 31, 1996. Rent expense under this lease for the year ended December 31, 1996, was $120,983.

                            CREDITRUST CORPORATION

  In January 1996, the Company entered into an agreement to lease a new headquarters and collection facility to accommodate future expansion. The lease commenced on May 1, 1996. The lease also provided reimbursement to the Company of $10,000 per month to cover rent expense at the former headquarters from the date of occupancy through December 31, 1996, which totaled $80,000 for the year. The Company recorded this amount as a lease incentive and is amortizing it straight-line over the term of the new lease. Rent expense for this lease for the years ended December 31, 1996, 1997 and 1998 net of the offset amortized, was $140,027, $210,040 and $249,883, respectively. In October 1998, the Company amended the lease to expand the leased space in return for additional monthly rent.

  In September 1997, the Company entered into an agreement to lease additional office space for its operations center to accommodate expansion. The lease required no payments for the first six months. The Company recorded the free rent period as a lease incentive and is amortizing it straight-line over the term of the lease. Rent expense for this lease for 1997 and 1998 was $531,932 and $405,203, respectively, including $211,363 and $218,698 of accrued lease incentive, respectively.

  Future minimum operating lease commitments, net of reimbursements, are as follows:

   Year ending December 31,
   ------------------------
   1999............................................................ $  830,678
   2000............................................................    838,032
   2001............................................................    871,507
   2002............................................................    906,691
   2003............................................................     12,946
                                                                    ----------
                                                                    $3,459,854
                                                                    ==========

  In January 1999, the Company entered into a facility lease agreement for a satellite operations center. The lease begins in February 1999 and expires in January 2003. The yearly commitment pursuant to this lease is $142,000. The Company has an option to terminate the lease after 24 months, or anytime thereafter, with three months prior notice.

 Forward Flow Agreements

  Beginning in September 1998, the Company entered into multiple forward flow agreements with certain financial institutions which obligate the Company to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. The Company estimates its future minimum commitments pursuant to these agreements for 1999 and 2000 to be $130.7 million and $56.3 million, respectively, aggregating $187.0 million for the term of the agreements.

 Litigation

  The Company is involved in various litigation arising in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

Note O--Servicing Fees

  In June 1997, the Company arranged for a commercial bank to acquire, under an exclusive purchasing agent agreement, a portfolio of approximately $737 million of charged-off balances of credit card accounts originated by a major money center bank. In August 1997, the Company closed the acquisition for the bank and acquired

                            CREDITRUST CORPORATION
the exclusive rights to the servicing, re-marketing and securitization of, and a majority interest in the underlying recoverable value of, the portfolio. Under the contract, the Company received servicing income of 85% of net collections through February 1998, and thereafter received 60% of net collections until the bank received a required amount under the contract. The Company securitized the portfolio in June 1998.

  In 1998 the Company completed two securitizations (see Note P). Pursuant to the securitizations the Company receives a fee of 20% of the collections of the receivables in the securitizations.

Note P--Gain on Sale--Securitizations

  On June 19, 1998, a special purpose finance subsidiary formed by the Company issued $14.5 million aggregate principal amount of 6.43% Creditrust Receivables--Backed Notes, Series 1998-1. The notes are secured by a trust estate consisting substantially of consumer receivables previously owned by the Company with a carrying value as of June 1998 of approximately $4.8 million and all of the serviced receivables. The Company purchased the serviced receivables included in the securitization for $6.5 million. After payment of the purchase price of the serviced receivables, retirement of a credit facility and payment of transaction costs, the Company received cash of $5.8 million, recognized a gain on sale of $6.0 million and recorded an investment in securitizations of $4.6 million.

  On December 29, 1998, a special purpose finance subsidiary formed by the Company issued $27.5 million aggregate principal amount of 8.61% Creditrust Receivables--Backed Notes, Series 1998-2. The notes are secured by a trust estate consisting substantially of consumer receivables previously owned by the Company with a carrying value as of December 1998 of approximately $28.6 million. After retirement of a credit facility and payment of transaction costs, the Company received cash of $7.3 million, recognized a gain on sale of $11.0 million and recorded an investment in securitizations of $14.4 million.

Note Q--Gain on Sale--Finance Receivables

  The Company sold miscellaneous finance receivables in July 1998 for $800,000 to a major credit card issuer. The finance receivables sold were fully amortized, resulting in a gain on sale of $800,000.

Note R--Stock Options

 Employee Stock Purchase Plan

  In conjunction with the initial public offering, the Company reserved a total of 100,000 shares of common stock for issuance pursuant to the 1998 Creditrust Employee Stock Purchase Plan. The plan is administered by the Board of Directors and is open to all eligible employees, who can purchase shares at a 15 percent discount to the fair market value, subject to certain annual limitations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will account for stock-based compensation on the intrinsic value-based method of Accounting Principles Board Opinion No. 25. As the plan is non-compensatory in nature, no compensation expense will be recorded for stock purchased pursuant to the plan.

 Stock Incentive Plan

  In conjunction with the initial public offering, the Company reserved a total of 800,000 shares of common stock for issuance pursuant to the 1998 Creditrust Stock Incentive Plan. The plan is administered by the Board of Directors and provides for the grant of stock options and other stock grants to directors and to all eligible employees of the Company, including executive officers and directors. Options granted under the plan are granted on such terms and at such prices as determined by the Board of Directors, except the per share exercise

                            CREDITRUST CORPORATION
price may not be less than the fair market value of the common stock on the date of the grant. The Board of Directors has the authority to amend or terminate the plan, provided no such amendment or termination adversely affects the rights of any holder of any outstanding option without the written consent of such holder.

 Stock Options Issued

  The Company issues options to employees and members of its Board of Directors based on merit. The Company has accounted for its options under APB Opinion No. 25 and related interpretations. The options, which have a term of 10 years when issued, are granted at various times during the year and vest based upon individual grant specifications. The exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant. No compensation cost has been recognized for employee options. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings would have been decreased to the pro forma amounts indicated below:

                                                                       1998
                                                                    -----------
   Net earnings--as reported....................................... $10,194,895
   Net earnings--pro forma......................................... $10,042,687
   Net earnings per diluted common share--as reported.............. $      1.48
   Net earnings per diluted common share--pro forma................ $      1.45

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 1998: expected volatility of 16%; risk-free interest rate of 5.15% and expected lives of 5 years.

  The following tables depict activity in the plan for the year ended December 31, 1998:

                                                                      Shares
                                                                     ---------
   Options outstanding at beginning of year.........................       --
     Granted........................................................   377,016
     Exercised......................................................       --
     Forfeited......................................................  (64,516)
     Expired........................................................       --
                                                                     ---------
   Outstanding at end of year.......................................   312,500
   Options exercisable at year-end..................................    62,500
   Weighted-average fair value per share of options granted during
    the year........................................................ $    4.57
   Weighted-average exercise price.................................. $   15.68

Note S--Supplemental Cash Flows Information

 Supplemental Disclosures of Cash Flows Information

  The Company paid the following amounts for interest and income taxes during the years ended:

                                                             December 31,
                                                      --------------------------
                                                        1996     1997     1998
                                                      -------- -------- --------
   Interest.......................................... $287,530 $377,410 $615,750
                                                      -------- -------- --------
   Income taxes...................................... $181,681 $  8,000 $  2,940
                                                      -------- -------- --------

                             CREDITRUST CORPORATION

 Supplemental Disclosures of Non-cash Investing and Financing Activities

  The Company financed the following purchases of property and equipment with capitalized lease obligations during the years ended:

                                                            December 31,
                                                     --------------------------
                                                     1996    1997       1998
                                                     ---- ---------- ----------
   Equipment and furniture purchases................ $--  $1,051,193 $1,036,735

  The Company recorded an unrealized gain on investment in securitizations as follows for the years ended:

                                                             December 31,
                                                         ---------------------
                                                         1996 1997    1998
                                                         ---- ---- -----------
   Unrealized gain on investment in securitizations..... $--  $--  $11,461,546

Note T--Subsequent Event

  Subsequent to December 31, 1998, the Company filed a registration statement relating to a public offering of 2,400,000 shares of common stock by the Company.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

 Executive Officers of Creditrust as of March 24, 1999

  The following table sets forth the names of executive officers of the Company, their positions within the Company and their principal business experience for the past five years.

          Name           Age                           Position
          ----           ---                           --------
Joseph K. Rensin........  33 Chairman of the Board, President and Chief Executive Officer
John L. Davis...........  36 Vice President, Business Development and Corporate Secretary
J. Barry Dumser.........  50 Vice President, General Counsel
John D. Frey............  53 Vice President, Recovery
James L. Isett..........  42 Vice President, Chief Information Officer
Jefferson B. Moore......  36 Vice President, Acquisitions
Richard J. Palmer.......  47 Vice President, Chief Financial Officer and Treasurer
W. Lawrence Petcovic....  53 Vice President, Human Resources

  Joseph K. Rensin, Chairman of the Board, President and Chief Executive Officer--Mr. Rensin co-founded Creditrust in 1991 and has served as Chairman of the Board, President and Chief Executive Officer since that time. Mr. Rensin was the initial developer of the Company's PAT and Mozart systems and its extensive database, as well as the customer relations approach to collections and recovery. He attended the University of Maryland College Park from 1983 to 1987. While in college, he wrote three books on computers published by Prentice-Hall.

  John L. Davis, Vice President, Business Development and Corporate Secretary--Mr. Davis has been an employee of Creditrust since 1993. Mr. Davis' duties have included service in the Recovery Department, various functions in the Legal Department, including Manager of the Legal Department, and more recently Vice-President of Business Development. Mr. Davis has been instrumental in the development of Creditrust's nationwide network of collection attorneys. Prior to joining Creditrust, Mr. Davis worked in two law firms, while also earning his BS degree in Paralegal Studies at the University of Maryland.

  J. Barry Dumser, Vice President, General Counsel--Mr. Dumser joined Creditrust in 1997 as its General Counsel. From 1995 to 1997, Mr. Dumser served as Vice President, Chevy Chase Bank where he managed the bank's bankruptcy and deceased processing units and supervised the litigation unit, which supported the collection efforts with respect to the Chevy Chase Bank's approximately $5 billion credit card portfolio. From 1994 to 1995, Mr. Dumser served as Vice President and Counsel to Matterhorn Bank Programs, and from 1990 to 1993, Mr. Dumser served as Vice President, Commercial Loan Collateral Control, of First American Bank of Virginia. Mr. Dumser received his BS in Economics from Wharton School of Finance and Commerce and his MBA from Boston University School of Management. Mr. Dumser received his JD from the University of Baltimore School of Law in 1983 and was admitted to the Maryland Bar that same year.

  John D. Frey, Vice President, Recovery--Mr. Frey, joined Creditrust in 1998. From 1995 through 1998, Mr. Frey managed recovery operations of Chevy Chase Bank, F.S.B., with a credit card portfolio of approximately $5 billion and served as Vice President Recovery. From 1992 to 1995, Mr. Frey served as Vice President, Collections for First Card Services, and from 1990 to 1992, Mr. Frey was employed by HHL Financial Services, an accounts receivable management company primarily serving the healthcare industry. In addition, Mr. Frey served in a variety of managerial roles in the collection operations of American Express Company from 1968 to 1990.

  James L. Isett, Vice President and Chief Information Officer--Mr. Isett joined Creditrust in 1998. Prior to joining Creditrust, Mr. Isett was with National Data Corporation from April 1998 to October 1998. He was Chief Information Officer for Universal Savings Bank, a credit card processor, from 1997 to 1998, an independent information technology consultant from 1996 to 1997, a member of the information technology departments supporting credit card operations at American Express Company from 1995 to 1996, and Vice President, Technology at Bank of America NT & SA from 1993 to 1995. He received his BS degree from Texas Tech University.

  Jefferson Barnes Moore, Vice President, Acquisitions--Mr. Moore joined Creditrust in 1997. From 1994 to 1997, Mr. Moore was Vice President of Koll-Dove Global Disposition Services, LLC, where he helped the company develop its industry-leading defaulted consumer receivables brokerage operations. Prior to Koll-Dove, Mr. Moore was involved in commercial real estate sales for 12 years. Mr. Moore received his BS degree in Business Administration from the University of Missouri, Columbia.

  Richard J. Palmer, Vice President, Chief Financial Officer and Treasurer-- Mr. Palmer has been Chief Financial Officer of Creditrust since 1996. From 1983 to 1996, Mr. Palmer served as Chief Financial Officer of, and in various other financial functions for, CRI, Inc., a national real estate investment company with headquarters in Rockville, Maryland. Prior to CRI, Inc., Mr. Palmer was with Grant Thornton LLP from 1976 until 1983 and KPMG Peat, Marwick from 1973 to 1976. Mr. Palmer has a BS degree in accounting from Florida Atlantic University in Boca Raton, Florida. He received his Florida certified public accounting certificate in 1974, and received reciprocity in the District of Columbia in 1976.

  W. Lawrence Petcovic, Vice President, Human Resources--Mr. Petcovic joined Creditrust in November 1998. He was Vice President of Training at Chevy Chase Credit Card Operations Center from 1996 to 1998 and Director of Training and Total Quality Management for The Ryland Group, Inc, a large homebuilder and financial services company, from 1989 to 1993. Mr. Petcovic has over 22 years experience in training, human resources, business process improvement, and operations.

  Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Board of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1999 (the "1999 Proxy Statement").

Item 11. Executive Compensation

  Information regarding executive compensation is incorporated by reference from information contained in the text and tables under "Executive Compensation" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a) Except as indicated in the 1999 Proxy Statement, the Company knows of no person who on March 24, 1999 owned beneficially more than 5% of its common stock.

  (b) Information regarding stock ownership is incorporated by reference from information contained in the text and tables under "Securities Beneficially Owned" in the 1999 Proxy Statement.

  (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

  Information regarding certain transactions is incorporated by reference from information contained in the text under "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) The following consolidated financial statements of Creditrust Corporation and its subsidiaries are included in Item 8:

    Independent Certified Public Accountants' Report

    Consolidated Balance Sheets as of December 31, 1997 and 1998

    Consolidated Statements of Earnings for the years ended December 31, 1996, 1997 and 1998

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1996, 1997 and 1998

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

    Notes to Consolidated Financial Statements

  (a)(2) No financial statement schedules for the years ended December 31, 1996, 1997 and 1998 are required to be filed as part of this Annual Report.

  (a)(3) See accompanying Index to Exhibits..................................47

  (b)Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 1998.

  (c)The following is a list of exhibits filed herewith:

      Exhibit No. Document
      ----------- --------
         21.1     Subsidiaries of the Registrant
         23.1     Consent of Grant Thornton LLP

  (d)The following is a list of financial statements schedules filed herewith:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 29, 1999.

                                          Creditrust Corporation

                                                    /s/ Joseph K. Rensin
                                          By: _________________________________
                                                      Joseph K. Rensin
                                              Chairman of the Board and Chief
                                                     Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Joseph K. Rensin          Chairman of the Board and    March 29, 1999
______________________________________  Chief Executive Officer
           Joseph K. Rensin             (Principal Executive
                                        Officer)

        /s/ Richard J. Palmer          Vice President, Chief        March 29, 1999
______________________________________  Financial Officer and
          Richard J. Palmer             Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

      /s/ Frederick W. Glassberg       Director                     March 29, 1999
______________________________________
        Frederick W. Glassberg

          /s/ John G. Moran            Director                     March 29, 1999
______________________________________
            John G. Moran


                                 EXHIBIT INDEX

 Exhibit
    No                              Description                            Page
 -------                            -----------                            ----
  3.1     Charter of the Company.**

  3.2     By-Laws of the Company.**

  4.1     Form of stock certificate.**

  4.2     Form of Senior Subordinated Note, Series 1998.**

  4.3     Form of Common Stock Purchase Warrant.**

  4.4     Senior Subordinated Note Series and Common Stock Warrant
           Purchase Agreement.**

  4.5     Registration Rights Agreement.**

 10.1     Creditrust 1998 Stock Incentive Plan.**

 10.2     Creditrust 1998 Employee Stock Purchase Plan.**

 10.3     Employment Agreement between the Company and Jefferson B.
           Moore.**

 10.4     Employment Agreement between the Company and Richard J.
           Palmer.**

 10.5     Employment Agreement between the Company and John D. Frey.*

 10.6     Employment Agreement between the Company and John L. Davis.**

 10.7     Agreement dated March 13, 1997 by and between Crystal Hill
           Advisors and the Company.**

 10.8     Servicing Agreement, dated August 6, 1997, by and between
           Creditrust Corporation and Heartland Bank.**

 10.9 Loan and Security Agreement, dated September 23, 1996, by and between Oxford Capital Corporation and Signet Bank.**

 10.10    Lease Agreement, dated January 24, 1996, by and between BRIT
           Limited Partnership and Oxford Capital Corporation.**

 10.11    Lease Agreement, dated January 22, 1997, by and between A&E
           Partners and Creditrust Corporation.**

 10.12 First Amendment to Lease, dated February 27, 1997, by and between A&E Partners and Creditrust Corporation.**

 10.13(a) Indenture and Servicing Agreement, dated as of June 1, 1998, by and among Creditrust SPV2, LLC, Norwest Bank Minnesota,
           National Association, Creditrust Corporation and Asset
           Guaranty Insurance Company.**

 10.13(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*

 10.14 Limited Liability Company Agreement of Creditrust SPV2, LLC, dated June 19, 1998.**

 10.15(a) Indenture and Servicing Agreement, dated as of September 1,
           1998, by and among Creditrust Funding I LLC, Norwest Bank
           Minnesota, National Association, Creditrust Corporation and
           Asset Guaranty Insurance Company.***

 10.15(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*


 Exhibit
    No                              Description                            Page
 -------                            -----------                            ----
 10.15(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of March 15, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as
           trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note
           insurer.*

 10.16(a) Credit Agreement, dated as of October 28, 1998, between
           Creditrust Corporation, the Lenders party thereto and Sunrock
           Capital Corp.++

 10.16(b) Amendment No. 1 to Credit Agreement dated as of February 1999 and effective as of October 28, 1998 by and among Creditrust
           Corporation, as Borrower, and Sunrock Capital Corp., as agent.*

 10.17(a) Indenture and Servicing Agreement, dated as of December 29,
           1998, by and among Creditrust SPV98-2, LLC, Norwest Bank
           Minnesota, National Association, Creditrust Corporation and
           Asset Guaranty Insurance Company.*

 10.17(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*

 10.18    Limited Liability Company Agreement of Creditrust SPV98-2,
           LLC, dated as of December 29, 1998.*

 10.19    Lease, dated January 11, 1999, by and between Butera
           Properties, LLC, as Landlord, and Creditrust Card Services
           Corporation, as Tenant.*

 21.1     List of Subsidiaries.+

 23.1     Consent of Grant Thornton LLP.+

--------
  * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-70845) and incorporated herein by reference.
 ** Previously filed as an exhibit to the Company's Registration Statement on
    Form S-1 (Reg. No. 333-50103) and incorporated herein by reference.
*** Previously filed as an exhibit to the Company's Quarterly Report on Form
    10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.
  + Filed herewith.
 ++ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-70845) and incorporated herein by reference. A portion of this exhibit has been omitted based upon a request for confidential treatment.