Form 10-Q
period 1999-03-31
CREDITRUST CORP
filed 1999-05-17
CIK 1043497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                          MAY 17, 1999 WAS 10,387,706.

                             CREDITRUST CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                                                                              Page
        a)     Consolidated Statements of Earnings
               For the Three Months Ended March 31, 1998 and 1999.............   1

        b)     Consolidated Balance Sheets
               As of December 31, 1998 and March 31, 1999.....................   2

        c)     Consolidated Statement of Stockholders' Equity and Comprehensive
               Income As of December 31, 1998 and March 31, 1999..............   3

        e)     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1999.............   4

        f)     Notes to Consolidated Financial Statements.....................   5


        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................   9

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....  11

PART II. OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds.....................  12

        Item 5. Other Information.............................................  13

   SIGNATURE..................................................................  14

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share data)                                                Three Months ended March 31,
                                                                                        -------------------------------
                                                                                           1998                 1999
                                                                                        ----------           ----------
Revenue
          Income on finance receivables..........................................           $1,503               $9,132
          Servicing fees.........................................................            1,242                1,563
          Interest on investment in securitizations..............................              --                 1,329
          Gain on sale...........................................................              658                  --
                                                                                        ----------           ----------
                                                                                             3,403               12,024
Expenses
          Personnel..............................................................            1,712                5,660
          Communications.........................................................              278                  545
          Rent and other occupancy...............................................              303                  475
          Professional fees......................................................              192                  715
          General and administrative.............................................               84                  257
          Contingency legal and court costs (reimbursements).....................              104                  (8)

                                                                                        ----------           ----------
                                                                                             2,673                7,644
                                                                                        ----------           ----------
Earnings from Operations.........................................................              730                4,380
Other Income (Expense)
          Interest and other income..............................................               11                  148
          Interest expense.......................................................             (76)                (543)
                                                                                        ----------           ----------
Earnings Before Income Taxes.....................................................              665                3,985
Provision for Income Taxes.......................................................              250                1,555
                                                                                        ----------           ----------
Net Earnings.....................................................................          $   415            $   2,430
                                                                                        ==========           ==========
Basic Earnings Per Common Share..................................................          $   .07             $    .29
                                                                                        ----------           ----------
Weighted-Average Number of Basic Common Shares Outstanding.......................        6,000,000            8,358,889
                                                                                        ==========           ==========
Diluted Earnings Per Common Share................................................          $   .07             $    .28
                                                                                        ==========           ==========
Weighted-Average Number of Diluted Common Shares
     Outstanding.................................................................        6,000,000            8,673,070
                                                                                        ==========           ==========


 The accompanying notes are an integral part of these consolidated statements.

                            CREDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                                                           December 31,       March 31,
                                                                                                    ----------------------------
                                                                                                        1998             1999
                                                                                                       -------         --------
                                     Assets

Cash and Cash Equivalents.........................................................................     $ 7,906          $47,659
Finance Receivables...............................................................................      26,915           68,016
Investment in Securitizations.....................................................................      30,269           33,250
Property and Equipment............................................................................       2,449            2,464
Deferred Costs....................................................................................         475              519
Other Assets......................................................................................         734            1,663
                                                                                                       -------         --------
                    Total Assets..................................................................     $68,748         $153,571
                                                                                                       =======         ========
                      Liabilities and Stockholders' Equity

Notes Payable.....................................................................................     $ 6,789          $44,761
Accounts Payable and Accrued Expenses.............................................................       1,621            3,098
Capitalized Lease Obligations.....................................................................       1,652            1,517
Deferred Tax Liability............................................................................      11,915           13,082
Other Liabilities.................................................................................         346              339
                                                                                                       -------         --------
                    Total Liabilities.............................................................      22,323           62,797
Stockholders' Equity
          Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
               Outstanding........................................................................          --             --
          Common stock, $.01 par value; 20,000,000 shares authorized, 8,000,000 shares issued and 7,984,480 outstanding at December 31, 1998 and 10,403,226
               shares issued and 10,387,706 outstanding at March 31, 1999.........................          80              104
          Paid-in capital.........................................................................      27,754           70,233
          Stock held for benefit plans............................................................       (269)            (269)
          Net unrealized gains on available for sale securities...................................       6,714            6,129
          Retained earnings.......................................................................      12,145           14,577
                                                                                                       -------         --------
                    Total Stockholders' Equity....................................................      46,425           90,774
                                                                                                       -------         --------
                    Total Liabilities and Stockholders' Equity....................................     $68,748         $153,571
                                                                                                       =======         ========


 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)                                                                 Stock
                                                                                                          -----
                                                                          Additional                     Held for
                                                                          ----------                     --------
                                                                           Paid-in                        Benefit
                                                                           -------                        -------
                                                      Common Stock         Capital     Preferred Stock     Plans
                                                     --------------       --------     ---------------     -----
                                                   Shares       Amount                Shares      Amount
                                                 ---------     --------              --------     ------
Balance at January 1, 1998.....................   6,000,000         60          52        --        --        --
Initial public offering........................   2,000,000         20      27,291        --        --        --
Value of common stock purchase
    warrants issued in connection with
    subordinated debt financing................          --         --         409        --        --        --
Stock purchased for benefit plans..............     (15,520)        --          --        --        --      (269)
Net earnings...................................          --         --          --        --        --        --
Other Comprehensive Income,
    unrealized gains on available for
    sale securities, net of taxes of
    $4,213,980.................................          --         --          --        --        --        --
Total Comprehensive Income.....................          --         --          --        --        --        --
                                                 ----------       ----     -------      ----      ----     -----
Balance at December 31, 1998...................   7,984,480         80      27,753        --        --      (269)
Common Stock issued on options exercised.......       3,226         --          50
Common Stock Offering..........................   2,400,000         24      42,430
Net earnings...................................
Other Comprehensive income
  (amortization) of unrealized
  gains on available for
  sale securities, net of taxes................

Total Comprehensive Income.....................
                                                 ----------       ----     -------      ----      ----     -----
Balance at March 31, 1999......................  10,387,706       $104     $70,233        --      $ --     $(269)
                                                 ==========       ====     =======      ====      ====     =====

(Dollars in thousands, except share data)             Net
                                                      ---
                                                   Unrealized
                                                   ----------
                                                      Gains        Retained
                                                      -----        --------
                                                  (Amortization)   Earnings    Total
                                                  --------------   --------    -----


Balance at January 1, 1998.....................           --          1,951      2,064
Initial public offering........................           --             --     27,311
Value of common stock purchase
    warrants issued in connection with
    subordinated debt financing................           --             --        409
Stock purchased for benefit plans..............           --             --       (269)
Net earnings...................................           --         10,195     10,195
Other Comprehensive Income,
    unrealized gains on available for
    sale securities, net of taxes of
    $4,213,980.................................        6,714             --      6,714
Total Comprehensive Income.....................           --             --     16,909
                                                     -------        -------    -------
Balance at December 31, 1998...................        6,714         12,146     46,425
Common Stock issued on options exercised.......                                     50
Common Stock Offering..........................                                 42,454
Net earnings...................................                       2,430      2,430
Other Comprehensive income,
  (amortization) of unrealized
  gains on available for
  sale securities, net of taxes................         (585)                     (585)
                                                                               -------
Total Comprehensive Income.....................                                  1,845
                                                     -------        -------    -------
Balance at March 31, 1999......................      $ 6,129        $14,576    $90,774
                                                     =======        =======    =======



 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                   Three Months ended March 31,
                                                                                         ----------------------------
                                                                                            1998              1999
                                                                                          --------         ---------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
          Net earnings................................................................    $   415          $   2,430
          Adjustments to reconcile net earnings to net cash provided by operating activities:
                    Depreciation and amortization.....................................         82                148
                    Deferred tax expense..............................................        250              1,555
                    Income on investment in securitization ...........................         --             (1,329)
                    Gain on sale......................................................       (658)                --
          Changes in assets and liabilities:
                    Decrease (increase) in other assets...............................         21               (945)
                    Increase in accounts payable and accrued expenses.................        227              1,477
                    Increase (decrease) in other liabilities..........................        374                 (6)
                                                                                          -------          ---------
Net Cash and Cash Equivalents Provided by Operating Activities........................        711              3,330
                                                                                          -------          ---------
Cash Flows from Investing Activities
          Collections applied to principal (accretion) on finance
               receivables............................................................        407             (3,157)
          Investment in securitizations...............................................         --             (2,610)
          Purchases of property and equipment.........................................        (14)              (164)
          Acquisitions of finance receivables.........................................         --            (37,943)
          Net cost of portfolios sold.................................................       (238)                --
                                                                                          -------          ---------
Net Cash and Cash Equivalents Provided by (Used in) Investing
     Activities.......................................................................        155            (43,874)
                                                                                          -------          ---------
Cash Flows from Financing Activities
        (Payments on) proceeds from notes payable and other debt, net.................       (606)            37,972
          Payments on capital lease obligations.......................................         --               (135)
          Proceeds from issuance of common stock......................................         --             42,504
          Deferred costs..............................................................       (117)               (44)
                                                                                          -------          ---------
Net Cash and Cash Equivalents (Used in) Provided by  Financing
     Activities.......................................................................       (723)            80,296
                                                                                          -------          ---------
Net Increase in Cash and Cash Equivalents.............................................        143             39,753
Cash and Cash Equivalents at Beginning of period......................................        770              7,906
                                                                                          -------          ---------
Cash and Cash Equivalents at End of period............................................    $   913          $  47,659
                                                                                          =======          =========


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

Note B--Summary of Significant Accounting Policies

     Basis of Accounting

          In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Creditrust Corporation December 31, 1998 Form 10K.

     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Creditrust Funding I LLC. All material inter-company accounts and transactions have been eliminated.

Note C--Secondary Offering

          On March 19, 1999, the Company commenced a secondary public offering of 2.4 million shares of common stock at an initial public offering price of $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, the Company received net proceeds of $42.5 million. The proceeds are being used to purchase additional portfolios and contribute to working capital.

Note D--Earnings per Common Share

          The Company did not have any potentially dilutive items for the three months ended March 31, 1998. The following table reconciles basic and diluted EPS for the three months ended March 31, 1999:

                                                                               Per
                                                                               ---
                                              Earnings          Shares        Share
                                              --------          ------        -----
                                             (Numerator)     (Denominator)    Amount
                                             -----------     -------------    ------
Basic EPS
Net earnings..............................    $2,429,555       8,358,889      $ .29
Effect of Dilutive Securities
Warrants..................................           --          211,952
Stock options.............................           --          102,229
                                              ----------       ---------      -----
Diluted EPS
Net earnings plus assumed conversions.....    $2,429,555       8,673,070      $ .28
                                              ==========       =========      =====

Note E--Finance Receivables

          The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the three months ended March 31, 1999:


Balance, at beginning of period.................................   $ 26,915,035
          Purchases of finance receivables......................     37,943,139
          Net accretion to principal on finance receivables.....      3,157,457
          Securitization of finance receivables.................             --
                                                                   ------------
Balance, at end of period.......................................   $ 68,015,631
                                                                   ------------
Unrecorded discount                                                $939,894,476
                                                                   ============


          To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1998 and March 31, 1999, no provision for loss has been recorded.


Note F--Investment in Securitizations

          Investment in securitizations for the three months ended March 31, 1999 is comprised of the following:

                                                                                                       Estimated
                                                                                                       ---------
                                                        Cash          Amortized         Unrealized        Fair
                                                        ----          ---------         ----------        ----
                                                      Reserves           Cost             Gains           Value
                                                      --------           ----             -----           -----
                                                                                      (amortization)
                                                                                      --------------
Balance at beginning of period.................      $1,933,855      $ 17,407,188      $10,927,958      $30,269,001
Deposits to reserves...........................       2,610,500                                           2,610,500
Interest accrued...............................              --         1,329,075               --        1,329,075
Amortization of unrealized gain................              --                --         (958,714)        (958,714)
                                                     ----------       -----------      -----------      -----------
Balance at end of period.......................      $4,544,355       $18,736,263      $ 9,969,244      $33,249,862
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

Note G--Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following at:

                                                       December 31, March 31,
                                                     -------------------------
                                                        1998           1999
                                                     ----------     ----------
Accounts payable.................................    $  512,406     $  799,757
Accrued other liabilities........................       413,802        772,497
Accrued salaries, taxes and fringe benefits......       695,278      1,526,213
                                                     ----------     ----------
                                                     $1,621,486     $3,098,467
                                                     ==========     ==========

Note H--Notes Payable

     Warehouse Facility

          In September 1998, the Company established through a wholly owned consolidated special purpose finance subsidiary a $30 million revolving warehouse facility for use in acquiring finance receivables. The warehouse facility carries a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The warehouse facility is secured by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary. Generally, the warehouse facility provides 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is consolidated and included in cash on the balance sheet and restricted as to use until the warehouse facility is retired. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $1.8 million plus 75% of net earnings. During the three months ended March 31, 1999 the Company borrowed approximately $24.8 million under the facility.

     Revolving Line of Credit

          In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility has a term of three years, during which time the Company may borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest is based on prime plus 0.5%, or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. Interest expense totaled $250,197 for the three months ended March 31, 1999. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $30.0 million plus 50% of net earnings.

          As of March 31, 1999, required minimum principal payments payable by the Company were as follows:

            Year ending December 31,

                1999.........................................     $29,071,187
                2000.........................................      14,771,418
                2001.........................................       4,763,947
                                                                    ---------
                          Total minimum principal payments...     $48,606,552
                                                                  ===========


Note I--Commitments and Contingencies

Forward Flow Agreements

          Beginning in September 1998, the Company entered into multiple forward flow agreements with certain financial institutions, which obligate the Company to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria.

     Litigation

          The Company is involved in various litigation arising in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

Note J--Stock Options

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

Note K--Subsequent Events

          In May 1999, the Company entered into a seven-year lease for additional expansion office space of approximately 100,000 square feet in suburban Baltimore. Minimum annual lease payments are $678,535 for 1999, and $1,654,000, $1,703,620, $1,754,729, $1,807,371, $1,861,592, $1,917,440 and $
972,888 for the years 2000 through 2006. The lease also provides for rights of first refusal and rights of first offer to acquire the remaining approximately 100,000 square feet of space as it becomes available and a two year option to purchase the building at a fixed amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

          Revenues. Total revenues increased by $8.6 million, or 253.3%, from $3.4 million for the three months ended March 31, 1998 to $12.0 million for the three months ended March 31, 1999. This increase was largely due to $7.6 million increase income on finance receivables resulting from receivables purchases during the year.

          Income on finance receivables increased by $7.6 million, or 507.6%, from $1.5 million for the three months ended March 31, 1998 to $9.1 million for the three months ended March 31, 1999. This increase was attributable to the purchase of receivables in the last three-quarters of 1998 and the first quarter of 1999 with proceeds from the initial public offering and the Company's credit facilities. Collections on managed receivables increased by $9.6 million, or 255.9%, from $3.8 million for the three months ended March 31, 1998 to $13.4 million for the three months ended March 31, 1999.

          Servicing fees increased by $320,000, or 25.8%, from $1.2 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999. The increase was due to the receipt of servicing fees under the securitizations. During the first three months of 1998, the Company received servicing fees associated with certain receivables which were included in the initial securitization; there were no similar servicing fees in the 1999 quarter.

          Income on investment in securitizations was $1.3 million for the three months ended March 31, 1999. This revenue results from the amortization of previously unrealized income recognized over the economic life of the Company's investment in securitizations.

          Gain on sale for the three months ended March 31, 1998 included a $658,000 gain on sale resulting from the resale of a portfolio of receivables repurchased under a settlement agreement. Previously deferred income of $895,000 was recognized against a $237,000 cost of resale.

          Expenses from Operations. Total expenses from operations increased by $5.0 million, or 185.9%, from $2.6 million for the three months ended March 31, 1998 to $7.6 million for the three months ended March 31, 1999. Operating expenses increased as expected in 1999 primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. The Company's communications and rent expenses also increased as the Company's managed receivables base grew. Operating expenses as a percent of revenues decreased to 63.6% of revenues for the three months ended March 31, 1999, as compared to 78.5% of revenues for the three months ended March 31, 1998.

          Personnel expenses increased by $3.9 million, or 230.6%, from $1.7 million for the three months ended March 31, 1998 to $5.6 million for the three months ended March 31, 1999. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees from 218 to 769 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems.

          Communications costs increased by $267,000, or 96.0%, from $278,000 for the three months ended March 31, 1998 to $545,000 for the three months ended March 31, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

          Rent and other occupancy costs increased from $303,000 for the three months ended March 31, 1998 to $475,000 for the three months ended March 31, 1999.

          Professional fees and general and administrative expenses increased from $380,000 for the three months ended March 31, 1998 to $964,000 for the three months ended March 31, 1999, primarily as a result of increased professional fees, including accounting and legal fees associated with the Company's audits and financing activities during 1999, and increases in overall staffing levels.

          Earnings from Operations. Earnings from operations increased by $3.6 million from $730,000 for the three months ended March 31, 1998 to $4.3 million for the three months ended March 31, 1999. This increase resulted from numerous factors, particularly the increase in income on finance receivables, which more than offset the substantial growth in operating costs associated with the additions to corporate infrastructure to support a substantially larger base of operations.

          Other Income (Expense). Other income (expense) increased from an expense of $65,000 for the three months ended March 31, 1998 to an expense of $395,000 for the three months ended March 31, 1999. This increase resulted from a $137,000 increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the secondary offering offset by an increase in interest expense of $467,000 as a result of higher borrowing incurred in connection with the credit facilities.

          Earnings Before Income Taxes.   As the result of the foregoing,
earnings before income taxes increased from $665,000 for the three months ended March 31, 1998 to $4.0 million for the three months ended March 31, 1999.

          Provision for Income Taxes.   Income tax rates were 39% for the three
months ended March 31, 1998 and 1999. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

          Net Earnings. Net earnings increased by $2.0 million from $415,000 for the three ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999. This increase resulted from the same factors which affected earnings from operations.

          EBITDA. EBITDA increased by $3.9 million from $823,000 for the three ended March 31, 1998 to $4.7 million for the three months ended March 31, 1999. EBITDA increased slightly more than earnings from operations primarily because of growth in interest income for the three months ended March 31, 1999 over the same period for 1998.



Financial Condition

          Cash and Cash Equivalents. Cash and cash equivalents increased from $7.9 million as of December 31, 1998 to $47.7 million as of March 31, 1999, primarily as a result of an increase in net cash from financing activities including proceeds from the secondary public offering and credit facilities. These proceeds were partially offset by investing activities, principally purchases of receivables, and further increased by cash provided by operating activities.

          Finance Receivables. Investment in finance receivables increased 152.7% to $68.0 million, as of March 31, 1999 from $26.9 million as of December 31, 1998. The Company purchased the $37.9 million of finance receivables during the three months ended March 31, 1999 with a portion of the net proceeds from the secondary public offering, the second securitization, the credit facilities and other cash on hand.

          Investment in Securitizations. Investment in securitizations increased from $30.3 million at December 31, 1998 to $33.2 million as of March 31, 1999 due principally to additions to the reserve of the two securitizations in the amount of $2.6 million made in connection with an agreement with the holders of certain securitization notes in which the holders approved the secondary stock offering, offset by amortization of the previously unrealized gains on securitizations over the economic life of the securitizations. After payment of interest and principal on the securitization notes, servicing costs, trustee fees, insurance premiums and certain other costs, all remaining cash flows with respect to the securitized receivables are for the account of the Company. The retained investment in securitizations is accounted for at fair value. The fair value of the investment in securitizations was estimated by management based on future projected recoveries employing the Company's Portfolio Analysis Tool
(PAT). PAT projected recoveries were reduced by 20% to take into account unforeseen reduced collection trends and further reduced for the estimated costs to service in the future at the 20% servicing rates established in the servicing documents and then discounted at 12% per annum, reflecting the Company's estimate of a reasonable rate of return on a subordinated retained interest. This methodology results in an effective total discount of over 30% applied to the Company's projected recoveries. Interest income is accrued on the carrying value of the investment in securitizations at 12% per annum for the estimated remaining life of the receivables of approximately five years. Once the securitization notes are retired, any collections will be applied to amortize the investment in securitizations including accrued interest income. The investment in securitizations will be accounted for under the provisions of SFAS 115 as a security available for sale and marked to market in the stockholders' equity accounts of the Company. As of December 31, 1998 the amount of fair value over amortized cost is recorded as unrealized gain in the Company's stockholders' equity accounts. As of March 31, 1999, the fair value of investment in securitizations was $33.2 million and the unrealized gain was $10.0 million (pre-tax) or $6.1 million (net of taxes). Unrealized gains may fluctuate based upon changes in the discount rate utilized by the Company and changes in collection rates.

          Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 91.1% from $1.6 million at December 31, 1998 to $3.1 million at March 31, 1999. The increase was principally due to increased accrued legal and accounting costs incurred in connection with the annual audit and secondary public offering and higher accrued salary associated with increased payroll levels.

          Notes Payable and Capitalized Lease Obligations. Notes payable increased from $6.8 million as of December 31, 1998 to $44.8 million as of March 31, 1999. Capitalized lease obligations decreased from $1.7 million to $1.5 million for the same period. The increase in notes payable was attributable to receivables purchased under the Company's credit facilities. The decrease in capitalized lease obligations is due to lease payments made during the period.

          Deferred Tax Liability. The Company's deferred tax liability at March 31, 1999 was $13.1 million compared to $11.9 million as of December 31, 1998. This increase of $1.2 million was primarily attributable to an increase in deferred tax expenses resulting from the timing differences of recognizing income on finance receivables and on the cost recovery method for tax and securitization transactions treated as financing for tax purposes.

          Total Stockholders' Equity. Total stockholders' equity increased $44.4 million to $90.8 million at March 31, 1999 from $46.4 million at December 31, 1998 as a result of net income of $2.4 million during three months ended March 31, 1999, $42.4 million of additional paid in capital resulting from the Company's secondary public offering, and reduced by $585,000 (net of taxes) from amortization of previously unrealized gains related to the fair value of the Company's investment in securitizations.

Liquidity And Capital Resources

          Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, borrowings under two credit facilities and equity capital.

          As of March 31, 1999, the Company had cash and cash equivalents of $47.7 million. Cash provided by operating activities was $3.3 million for the three months ended March 31, 1999. Receivables purchases were $37.9 million
for the three months ended March 31, 1999.   Credit under the Company's credit
facilities at March 31, 1999 is $5,239,489.

          Creditrust has entered into forward flow contracts with a number of credit grantors. These contracts obligate Creditrust to make monthly purchases of receivables portfolios providing they meet certain agreed-upon criteria. The Company projects its obligations under these contracts based upon the Company's experience to date, its estimates of future receivable offerings meeting these criteria, and its expectations for general market conditions for receivables. Based upon these factors, the Company estimates that its monthly obligations under existing forward flow contracts will range from $12.0 million in April 1999 to $1.0 million in December 2000. The Company believes that it will have sufficient liquidity to meet any future monthly obligations under these contracts.

          The debt service requirements associated with borrowings under the credit facilities will significantly increase liquidity requirements although both credit facilities have interest only periods for up to six months. The Company anticipates that its operating cash flow and cash on hand, existing credit facilities and future asset backed securitizations will be sufficient to meet its anticipated future operating expenses, and receivables purchases and to service its debt requirements as they become due. To the extent the Company is successful in closing additional term securitizations, amounts repaid under both facilities may be re-borrowed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

          The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $783,000 as of March 31, 1999. There would be no impact on the Company's future cash flows or net earnings.

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

          The Company also relies on internal and third party information databases in its portfolio analysis and collection efforts. A significant amount is maintained in internal databases. However, the Company must timely receive new data from third party sources and an interruption in this data supply could adversely affect the Company's ability to purchase additional portfolios and to collect on existing receivables. The Company has successfully checked and converted third-party data that is not Year 2000 compliant, and based on its efforts to date, believes that it can continually effect any necessary conversions.

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

Inflation

          The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 1998 and 1999.



                                    PART II

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

                   (a)      None.

                   (b)      None.

                   (c)      None.

                   (d)      None.

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

          The Company's quarterly operating results may fluctuate in the future because of a variety of factors. These factors include (1) the timing and amount of collections on the Company's receivables, (2) any charge to earnings resulting from a decline in value of the Company's existing investment in securitizations, (3) increases in operating expenses associated with the growth of the Company's operations and (4) the accuracy of the Company's pricing models. No assurance can be given that unanticipated future events, including further refinements to the Company's collection models, will not result in changes in estimates in future periods which could adversely affect quarter-to-quarter comparisons. The Company does not intend to securitize assets in the future that result in gain on sale transactions.

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

Items 1, 3, 4, and 6 are not applicable and have been omitted.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on May 17, 1999.

                                CREDITRUST CORPORATION

                                    /s/ RICHARD J. PALMER
                                By: __________________________________________
                                    Richard J. Palmer
                                    Vice President and Chief Financial Officer