Form 10-Q
period 1999-06-30
CREDITRUST CORP
filed 1999-08-16
CIK 1043497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 333-50103

                             CREDITRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      MARYLAND                               52-1754916
   (STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER
                  OR  ORGANIZATION)                      IDENTIFICATION NO.)

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                        AUGUST 15, 1999 WAS 10,431,525.

                             CREDITRUST CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


Page
     a)     Consolidated Statements of Earnings
            For the Three and Six Months Ended June 30, 1998 and 1999....... 1

     b)     Consolidated Balance Sheets
            As of December 31, 1998 and June 30, 1999....................... 2

     c)     Consolidated Statement of Stockholders' Equity and Comprehensive
            Income as of December 31, 1998 and June 30, 1999................ 3

     e)     Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1998 and 1999................. 4

     f)     Notes to Consolidated Financial Statements...................... 5

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................ 9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 13

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds...................... 14

     Item 5. Other Information.............................................. 14

    SIGNATURE............................................................... 15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CREDITRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share data)                     Three Months ended June 30,       Six Months Ended June 30,
                                                              ---------------------------       -------------------------
                                                                    1998            1999           1998            1999
                                                                    ----            ----           ----            ----

Revenue
        Income on finance receivables .....................   $      1,951    $     15,771    $      3,454    $     24,904
        Servicing fees ....................................            491           1,306           1,733           2,869
        Income on investment in securitizations .........             --             1,341            --             2,670
        Gain on sale ......................................          5,959            --             6,617            --
                                                              ------------    ------------    ------------    ------------
                                                                     8,401          18,418          11,804          30,443
Expenses
        Personnel .........................................          2,218           7,313           3,930          12,973
        Communications ....................................            426             925             704           1,470
        Rent and other occupancy ..........................            277             559             579           1,034
        Professional fees .................................             89             699             281           1,414
        Other expenses ....................................            275             643             464             893
                                                              ------------    ------------    ------------    ------------
                                                                     3,285          10,139           5,958          17,784
                                                              ------------    ------------    ------------    ------------
Earnings from Operations ..................................          5,116           8,279           5,846          12,659

Other Income (Expense)
        Interest and other income .........................             86             555              97             703
        Interest expense ..................................           (206)           (821)           (282)         (1,364)
                                                              ------------    ------------    ------------    ------------
Earnings Before Income Taxes ..............................          4,996           8,013           5,661          11,998
Provision for Income Taxes ................................          1,958           3,124           2,208           4,679
                                                              ------------    ------------    ------------    ------------
Net Earnings ..............................................   $      3,038    $      4,889    $      3,453    $      7,319
                                                              ============    ============    ============    ============



Basic Earnings Per Common Share ...........................   $        .51    $        .47    $        .58    $        .78
                                                              ------------    ------------    ------------    ------------

Weighted-Average Number of Basic Common Shares Outstanding       6,000,000      10,387,706       6,000,000       9,373,298
                                                              ============    ============    ============    ============


Diluted Earnings Per Common Share .........................   $        .51    $        .46    $        .58    $        .76
                                                              ============    ============    ============    ============



Weighted-Average Number of Diluted Common Shares
    Outstanding ...........................................      6,000,000      10,689,739       6,000,000       9,681,405
                                                              ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)
                                                                                 December 31,    June 30,
                                                                                 ------------    --------
                                                                                     1998         1999
                                                                                     ----         ----
                         Assets
Cash and Cash Equivalents........................................                $  7,906     $ 20,719
Finance Receivables..............................................                  26,915      106,201
Investment in Securitizations....................................                  30,269       32,965
Property and Equipment...........................................                   2,449        2,609
Deferred Costs...................................................                     475          443
Other Assets.....................................................                     734        1,323
                                                                                      ---        -----

              Total Assets.......................................                $ 68,748     $164,260
                                                                                  =======     ========

               Liabilities and Stockholders' Equity

Notes Payable....................................................                $  6,789     $ 49,735
Accounts Payable and Accrued Expenses............................                   1,621        2,453
Capitalized Lease Obligations....................................                   1,652        1,378
Deferred Tax Liability...........................................                  11,915       15,572
Other Liabilities................................................                     346          290
                                                                                      ---          ---

              Total Liabilities..................................                  22,323       69,428
Stockholders' Equity
       Preferred stock, $.01 par value; 5,000,000 shares authorized, none
issued and outstanding...........................................                      --           --
       Common stock, $.01 par value; 20,000,000 shares authorized, 8,000,000 shares issued and 7,984,480 outstanding at December 31, 1998 and 10,416,726
shares issued and 10,401,206 outstanding at June 30, 1999........                      80          104
       Paid-in capital...........................................                  27,754       70,395
       Stock held for benefit plans..............................                    (269)        (269)
       Net unrealized gains on available for sale securities.....                   6,714        5,137
       Retained earnings.........................................                  12,146       19,465
                                                                                   ------       ------

              Total Stockholders' Equity.........................                  46,425       94,832
                                                                                   ------       ------

              Total Liabilities and Stockholders' Equity.........                 $68,748     $164,260
                                                                                  =======     ========

The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

                                                                                     Stock           Net
                                                                                     -----           ---

                                                       Additional                    Held for      Unrealized
                                                       ----------                    --------      ----------

                                                        Paid-in                      Benefit         Gains        Retained
                                                        -------                      -------         -----        --------

                                         Common Stock   Capital    Preferred Stock    Plans    (Amortization)     Earnings    Total
                                         ------------   -------    ---------------    -----    --------------     --------    -----

                                        Shares    Amount           Shares     Amount
                                        ------    ------           ------     ------

Balance at January 1, 1998....         6,000,000   $60       $53      --         $--    $--            $--        $1,951     $2,064
Initial public offering.......         2,000,000    20    27,291      --          --     --             --            --     27,311
Value of common stock purchase
   warrants issued in connection with
   subordinated debt financing                --    --       410      --          --     --             --            --        410
Stock purchased for benefit plans        (15,520)   --        --      --          --   (269)            --            --       (269)
Net earnings..................                --    --        --      --          --    --              --        10,195     10,195
Other Comprehensive Income,
   unrealized gains on available for
   sale securities, net of taxes of
     $4,214...................                --    --        --      --          --    --           6,714             --     6,714
                                                                                                                              -----
Total Comprehensive Income....                                                                                               16,909
                                           -----   -----    -----    -----       ----   ----         ------           ---    ------

Balance at December 31, 1998..         7,984,480    80    27,754      --          --  (269)          6,714          12,146   46,425

Common stock issued on options exercised.  3,226    --        50      --          --    --              --              --       50
Common stock issued on warrants exercised 13,500    --       162      --          --    --              --              --      162
Common stock offering.........         2,400,000    24    42,429      --          --    --              --                   42,453
Net earnings.                                 --    --        --      --          --    --              --           7,319    7,319
Other Comprehensive Income
  (amortization) of unrealized
  gains on available for
  sale securities, net of taxes of            --    --        --      --          --    --          (1,577)             --   (1,577)
     $1,008                                                                                                                  -------
Total Comprehensive Income.                                                                                                   5,742
                                      ----------   ----     ------   -----      -----   -----      --------           -----   ------
Balance at June 30, 1999......       10,401,206   $104   $70,395      --         $--  $(269)        $5,137         $19,465  $94,832
                                     =========   =====   =======     =====      ====  =======      =======         =======  =======


The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                           Six Months ended June 30,
                                                                                -------------------------

                                                                                  1998           1999
                                                                                  ----           ----
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
        Net earnings..........................................                   $3,453          $7,319
        Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
               Depreciation and amortization..................                      165             338
               Deferred tax expense...........................                    2,208           4,679
               Income on investment in securitization.........                       --          (2,670)
               Gain on sale...................................                   (6,617)             --
        Changes in assets and liabilities:
               Increase in other assets.......................                     (338)           (590)
               Increase in accounts payable and accrued expenses.                   926             831
               Decrease in other liabilities..................                      (69)            (56)
                                                                                    ----            ----

Net Cash and Cash Equivalents (Used in) Provided by Operating Activities           (272)          9,851
                                                                                   -----          -----

Cash Flows from Investing Activities
        Collections applied to principal (accretion) on finance
           receivables........................................                      131          (5,388)
        Investment in securitizations.........................                       --          (2,610)
        Proceeds from Securitization..........................                   12,656              --
        Purchases of property and equipment...................                      (94)           (480)
        Acquisitions of finance receivables...................                   (9,900)        (73,898)
        Net cost of portfolios sold...........................                     (238)             --
                                                                                   -----             --

Net Cash and Cash Equivalents Provided by (Used in) Investing
    Activities................................................                    2,555         (82,376)
                                                                                  -----         --------

Cash Flows from Financing Activities
       (Payments on) proceeds from notes payable, net.........                   (2,102)         42,946
        Proceeds from subordinated debt.......................                    4,572              --
        Payments on capital lease obligations.................                     (129)           (273)
        Proceeds from warrants issued.........................                      410              --
        Proceeds from issuance of common stock................                       --          42,665
        Deferred costs........................................                     (736)             --
                                                                                   -----          -----

Net Cash and Cash Equivalents Provided by Financing
    Activities................................................                    2,015          85,338
                                                                                  -----          ------

Net Increase in Cash and Cash Equivalents.....................                    4,298          12,813
Cash and Cash Equivalents at Beginning of period..............                      770           7,906
                                                                                    ---           -----

Cash and Cash Equivalents at End of period....................                   $5,068         $20,719
                                                                                 ======         ========


The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share data)

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

Note B--Summary of Significant Accounting Policies

Basis of Accounting

In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in these Statements should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Creditrust Corporation December 31, 1998 Form 10K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Creditrust Funding I LLC, and Creditrust Card Services Corp. All material inter-company accounts and transactions have been eliminated.

Note C--Secondary Offering

On March 19, 1999, the Company completed a secondary public offering of 2.4 million shares of common stock at $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, the Company received net proceeds of $42.5 million. The proceeds are being used to purchase additional portfolios and contribute to working capital.

Note D--Earnings per Common Share

The following table reconciles basic and diluted EPS for the three months and six months ended June 30, 1999:

                                      Three months ended June 30, 1999       Six months ended June 30, 1999

                                                                 Per                                     Per
                                                                 ---                                     ---

                                      Earnings      Shares      Share        Earnings      Shares        Share
                                      --------      ------      -----        --------      ------        -----

                                     (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)   Amount
                                     -----------  -------------  ------     -----------  -------------   ------
Basic EPS
Net earnings..................         $4,889       10,387,706     $.47        $7,319      9,373,298      $.78
Effect of dilutive securities
Warrants......................             --          205,381                    --         208,666
Stock options.................             --           96,652                    --          99,441
                                         ----           ------                   ----       --------

Diluted EPS
Net earnings plus assumed conversions. $4,889       10,689,739     $.46         7,319      9,681,405      $.76
                                       ======       ==========     =====        =====     ==========      =====

                             CREDITRUST CORPORATION

                   (Dollars in thousands except share data)

Note E--Finance Receivables

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the six months ended June 30, 1999:

Balance, at beginning of period.....................................     $26,915
           Purchases of finance receivables.........................      73,898
           Net accretion to principal on finance receivables........       5,388
           Securitization of finance receivables....................         --
                                                                        --------
Balance, at end of period...........................................    $106,201
                                                                        ========
Unrecorded discount                                                   $1,386,268
                                                                      ==========

To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1998 and June 30, 1999, no provision for loss has been recorded.

Note F--Investment in Securitizations

Investment in securitizations for the six months ended June 30, 1999 is comprised of the following:


                                                                                 Estimated
                                                                                 ---------

                                         Cash      Amortized    Unrealized         Fair
                                         ----      ---------    ----------         ----

                                        Reserves     Cost         Gains            Value
                                        --------     ----         -----            -----

                                                               (amortization)
                                                               --------------

Balance at beginning of period.....     $1,934      $17,407        $10,928         $30,269
Deposits to reserves...............      2,610           --             --           2,610
Interest accrued...................         --        2.670             --           2,670
Amortization of unrealized gain....         --           --         (2,584)         (2,584)
                                         --------     --------      -------        -------

Balance at end of period...........     $4,544      $20,077         $8,344         $32,965
                                        ======      =======         ======          ======

The investment in securitizations accrues interest at 12% per annum. The net after tax effect of unrealized gains is reflected as a separate component of stockholders' equity and is included in other comprehensive income. Fair value, absent actual market quotations for similar securities, was calculated by a discounted cash flow valuation.

Note G--Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:


                                                        December 31,    June 30,
                                                        ------------    --------

                                                           1998           1999
                                                           ----           ----
Accounts payable....................................       $512           $646
Accrued other liabilities...........................        414            508
Accrued salaries, taxes and fringe benefits.........        695          1,299
                                                            ---          -----

                                                         $1,621         $2,453
                                                         ======         ======

                             CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

Note H--Notes Payable

Warehouse Facility

In September 1998, the Company established through a wholly owned consolidated special purpose finance subsidiary a $30 million revolving warehouse facility for use in acquiring finance receivables. The warehouse facility carries a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The warehouse facility is secured by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary. Generally, the warehouse facility provides 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is consolidated and included in cash on the balance sheet and restricted as to use until the warehouse facility is retired. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $1.8 million plus 75% of net earnings. As of June 30, 1999 the Company had approximately $30.0 million outstanding under the facility.

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

As of June 30, 1999, required minimum principal payments payable by the Company were as follows:

                            Year ending December 31,

                  1999...........................................    $29,149
                  2000...........................................     15,546
                  2001...........................................      5,040
                                                                     --------
                            Total minimum principal payments....     $49,735
                                                                     ========

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

                             CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

New Lease Commitment

In May 1999, the Company entered into a seven-year lease for additional expansion office space of approximately 100,000 square feet in suburban Baltimore. The lease term commenced on July 1, 1999 and ends on July 31, 2006. Minimum annual lease payments are $646 for 1999, and $1,577, $1,624, $1,673, $1,723, $1,775, $1,828 and $1,082 for the years 2000 through 2006. The lease also provides for rights of first refusal and rights of first offer to acquire the remaining approximately 100,000 square feet of space as it becomes available and a two year option to purchase the building at a fixed amount.

Note J--Subsequent Event

$40 Million Interim Financing

On August 3, 1999, the Company entered into a $40.0 million interim credit facility to fund purchases of additional portfolios of defaulted consumer receivables. Under this arrangement, Creditrust SPV99-2, LLC, a newly formed special purpose subsidiary issued secured, short-term notes in a private placement to institutional investors. The notes were backed by a parent guarantee from the Company. Creditrust SPV99-2 will use the proceeds of the notes to purchase portfolios from time to time over the next several months, including purchases under forward flow contracts. The Company is obligated to retire this facility with proceeds from any capital markets transactions as defined prior to the maturity date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Revenues. Total revenues increased by $10.0 million, or 119.3%, from $8.4 million for the three months ended June 30, 1998 to $18.4 million for the three months ended June 30, 1999. The 1998 second quarter included a gain on sale of $6.0 million while 1999's revenue in the second quarter was largely due to a $13.8 million increase in income on finance receivables resulting from receivables purchases during the past year. The Company expects that revenue in future periods will consist primarily of income on finance receivables.


Income on finance receivables increased by $13.8 million, or 708.2%, from $2.0 million for the three months ended June 30, 1998 to $15.8 million for the three months ended June 30, 1999. This increase was attributable to the purchase of receivables in the last two-quarters of 1998 and the first two quarters of 1999 with proceeds from the initial public offering, the secondary public offering and the Company's credit facilities. Collections on managed receivables increased by $16.7 million, or 551.4%, from $3.7 million for the three months ended June 30, 1998 to $20.4 million for the three months ended June 30, 1999.

Servicing fees increased by $816,000, or 166.4%, from $490,000 for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. The increase was due to the receipt of servicing fees under the securitizations. During the second quarter of 1998, the Company received servicing fees associated with certain receivables which were included in the initial securitization; there were no similar servicing fees this quarter.

Income on investment in securitizations was $1.3 million for the three months ended June 30, 1999. This revenue results from the amortization of previously unrealized income recognized over the economic life of the Company's investment in securitizations.

Revenue for the three months ended June 30, 1998 included a $6.0 million gain on sale resulting from the securitization of a portfolio of receivables. No securitizations were closed in the quarter ending June 30, 1999.

Expenses from Operations. Total expenses from operations increased by $6.8 million, or 208.7%, from $3.3 million for the three months ended June 30, 1998 to $10.1 million for the three months ended June 30, 1999. Operating expenses increased as expected in 1999 primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. The Company's communications and rent and occupancy expenses also increased as the Company's managed receivables base grew. Operating expenses as a percent of revenues increased to 55.1% of revenues for the three months ended June 30, 1999, as compared to 39.1% of revenues for the three months ended June 30, 1998.

Personnel expenses increased by $5.1 million, or 229.8%, from $2.2 million for the three months ended June 30, 1998 to $7.3 million for the three months ended June 30, 1999. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees from 337 to 847 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems.

Communications costs increased by $503,000, or 119.4%, from $421,000 for the three months ended June 30, 1998 to $925,000 for the three months ended June 30, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

Rent and other occupancy costs increased by $282,000, or 101.9% from $277,000 for the three months ended June 30, 1998 to $559,000 for the three months ended June 30, 1999. The increase is due to expansion of office space and related costs to accommodate the growth in personnel.

Professional fees and general and administrative expenses increased from $196,000 for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999, primarily as a result of increased accounting fees, investor relations expenses, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations increased by $3.2 million from $5.1 million for the three months ended June 30, 1998 to $8.3 million for the three months ended June 30, 1999. This increase resulted from numerous factors, particularly the increase in income on finance receivables, which more than offset the planned growth in operating costs associated with the additions to recovery personnel to support a substantially larger volume of receivables.

Other Income (Expense). Other income (expense) increased from a net expense of $120,000 for the three months ended June 30, 1998 to a net expense of $266,000 for the three months ended June 30, 1999. This increase resulted from a $469,000 increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the secondary offering offset by an increase in interest expense of $615,000 as a result of higher borrowing incurred in connection with the credit facilities.

Earnings Before Income Taxes. As the result of the foregoing, earnings before income taxes increased from $5.0 million for the three months ended June 30, 1998 to $8.0 million for the three months ended June 30, 1999.

Provision for Income Taxes. Income tax rates were 39% for the three months ended June 30, 1998 and 1999. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings increased by $1.9 million from $3.0 million for the three months ended June 30, 1998 to $4.9 million for the three months ended June 30, 1999. This increase resulted from the same factors which affected earnings from operations.

EBITDA. EBITDA increased by $4.0 million from $5.0 million for the three months ended June 30, 1998 to $9.0 million for the three months ended June 30, 1999. EBITDA increased more than earnings from operations primarily because of growth in interest income for the three months ended June 30, 1999 over the same period for 1998. Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues. Total revenues increased by $18.6 million, or 157.8%, from $11.8 million for the six months ended June 30, 1998 to $30.4 million for the six months ended June 30, 1999. The 1998 results included gain on sale of $6.6 million while 1999's first half revenue increase was largely due to a $21.5 million increase in income on finance receivables resulting from substantially higher receivables purchases commencing in the third quarter of 1998. The company expects that revenue in future periods will consist primarily of income on finance receivables.

Income on finance receivables increased by $21.5 million, or 621.0%, from $3.5 million for the six months ended June 30, 1998 to $24.9 million for the six months ended June 30, 1999. This increase was attributable to the purchase of receivables in the last two-quarters of 1998 and the first two quarters of 1999 with proceeds from the initial public offering, the secondary public offering, the Company's credit facilities, and the Company's June and December 1998 securitizations. Collections on managed receivables increased by $26.3 million, or 350.7%, from $7.5 million for the six months ended June 30, 1998 to $33.8 million for the six months ended June 30, 1999.

Servicing fees increased by $1.1 million, or 65.6%, from $1.7 million for the six months ended June 30, 1998 to $2.9 million for the six months ended June 30, 1999. The increase was due to the receipt of servicing fees under the Company's securitizations completed in June and December, 1998. In contrast, the 1998 servicing fees principally related to servicing fees on certain receivables which were included in the initial securitization; there were no similar servicing fees in the six months ended June 30, 1999.

Income on investment in securitizations was $2.7 million for the six months ended June 30, 1999; no similar income was recorded in the six months ended June 30, 1998, as the initial securitization closed very late in that perid. This revenue results from the amortization of previously unrealized income recognized over the economic life of the Company's investment in securitizations.

Revenue for the six months ended June 30, 1998 included a $6.6 million gain on sale, principally resulting from the securitization of a portfolio of receivables in June 1998. Any future securitizations are not expected to qualify for gain on sale treatment.

Expenses from Operations. Total expenses from operations increased by $11.8 million, or 198.5%, from $6.0 million for the six months ended June 30, 1998 to $17.8 million for the six months ended June 30, 1999. Operating expenses increased as expected in 1999 primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. The Company's communications and rent and occupancy expenses also increased as the Company's managed receivables base grew. Operating expenses as a percentage of revenues increased to 58.4% of revenues for the six months ended June 30, 1999, as compared to 50.5% of revenues for the six months ended June 30, 1998.

Personnel expenses increased by $9.0 million, or 230.1%, from $3.9 million for the six months ended June 30, 1998 to $13.0 million for the six months ended June 30, 1999. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees from 337 to 847 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems.

Communications costs increased by $771,000, or 110.3%, from $699,000 for the six months ended June 30, 1998 to $1.5 million for the six months ended June 30, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

Rent and other occupancy costs increased by $445,000, or 78.6% from $579,000 for the six months ended June 30, 1998 to $1.0 million for the six months ended June 30, 1999. The increase is due to expansion of office space and related costs to accommodate the growth in our recovery operations and other related business functions.

Professional fees and general and administrative expenses increased from $471,000 for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999, primarily as a result of increased accounting fees, investor relations expenses, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations increased by $6.8 million from $5.8 million for the six months ended June 30, 1998 to $12.7 million for the six months ended June 30, 1999. This increase resulted from numerous factors, particularly the increase in income on finance receivables, which more than offset the planned growth in operating costs associated with the additions to recovery personnel to support a substantially larger volume of receivables.

Other Income (Expense). Other income (expense) increased from a net expense of $185,000 for the six months ended June 30, 1998 to a net expense of $661,000 for the six months ended June 30, 1999. This increase resulted from a $606,000 increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the secondary offering offset by an increase in interest expense of $1.1 million as a result of higher borrowing incurred in connection with the credit facilities.

Earnings Before Income Taxes. As the result of the foregoing, earnings before income taxes increased from $5.7 million for the six months ended June 30, 1998 to $12.0 million for the six months ended June 30, 1999.

Provision for Income Taxes. Income tax rates were 39% for the six months ended June 30, 1998 and 1999. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings increased by $3.9 million from $3.5 million for the six months ended June 30, 1998 to $7.3 million for the six months ended June 30, 1999. This increase resulted from the same factors which affected earnings from operations.

EBITDA. EBITDA increased by $7.6 million from $6.1 million for the six months ended June 30, 1998 to $13.7 million for the six months ended June 30, 1999. EBITDA increased more than earnings from operations primarily because of growth in interest income for the six months ended June 30, 1999 over the same period for 1998.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased from $7.9 million as of December 31, 1998 to $20.7 million as of June 30, 1999, primarily as a result of an increase in net cash from financing activities including proceeds from the secondary public offering and credit facilities. These proceeds were offset by investing activities, principally purchases of receivables, and further increased by cash provided by operating activities.

Finance Receivables. Investment in finance receivables increased 294.6% to $106.2 million, as of June 30, 1999 from $26.9 million as of December 31, 1998. The Company purchased $73.9 million of finance receivables during the six months ended June 30, 1999 with a portion of the net proceeds from the secondary public offering, the second securitization, the borrowings available under the Company's credit facilities and other cash on hand.

Investment in Securitizations. Investment in securitizations increased from $30.3 million at December 31, 1998 to $33.0 million as of June 30, 1999 due principally to additions to the reserve of the two securitizations in the amount of $2.6 million made in connection with an agreement with the holders of certain securitization notes in which the holders approved the secondary stock offering. Management believes that the note holder requests were unrelated to any performance issues in the securitization. After payment of interest and principal on the securitization notes, servicing costs, trustee fees, insurance premiums and certain other costs, all remaining cash flows with respect to the securitized receivables are for the account of the Company. The retained investment in securitizations is accounted for at fair value. The fair value of the investment in securitizations was estimated by management based on future projected recoveries employing the Company's Portfolio Analysis Tool (PAT). PAT projected recoveries were reduced by 20% to take into account unforeseeable reduced collection trends, and further reduced for the estimated costs to service the receivable s after the bonds are paid off in the future at the 20% servicing rates established in the servicing documents, and then discounted at 12% per annum, which is the Company's estimate of a reasonable rate of return on a subordinated retained interest. This methodology results in an effective total discount of over 30% applied to the Company's projected recoveries. Interest income is accrued on the carrying value of the investment in securitizations at 12% per annum for the estimated remaining life of the receivables of approximately five years. Once the securitization notes are retired, any collections will be applied to amortize the investment in securitizations including accrued interest income. The investment in securitizations will be accounted for under the provisions of SFAS 115 as a security available for sale and marked to market in the stockholders' equity accounts of the Company. As of December 31, 1998 the amount of fair value over amortized cost is recorded as comprehensive income and unrealized gain in the Company's stockholders' equity accounts. As of June 30, 1999, the fair value of investment in securitizations was $33.0 million and the unrealized gain was $8.3 million (pre-tax) or $5.1 million (net of taxes). Unrealized gains may fluctuate based upon changes in the discount rate utilized by the Company and changes in collection rates.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 51.3% from $1.6 million at December 31, 1998 to $2.5 million at June 30, 1999. The increase was principally due to increased accrued salary associated with increased payroll levels and associated operating costs.

Notes Payable and Capitalized Lease Obligations. Notes payable increased from $6.8 million as of December 31, 1998 to $49.7 million as of June 30, 1999. Capitalized lease obligations decreased from $1.7 million to $1.4 million for the same period. The increase in notes payable was attributable to receivables purchased under the Company's credit facilities. The decrease in capitalized lease obligations is due to lease payments made during the period.

Deferred Tax Liability. The Company's deferred tax liability at June 30, 1999 was $15.6 million compared to $11.9 million as of December 31, 1998. This increase of $3.7 million was primarily attributable to an increase in deferred tax expenses resulting from the timing differences of recognizing income on finance receivables and on the cost recovery method for tax and securitization transactions treated as financing for tax.

Total Stockholders' Equity. Total stockholders' equity increased $48.4 million to $94.8 million at June 30, 1999 from $46.4 million at December 31, 1998 as a result of net income of $7.3 million during the six months ended June 30, 1999, $42.5 million of additional paid in capital resulting from the Company's secondary public offering and $212,000 from exercise of options and warrants for common stock, reduced by $1.6 million (net of taxes) from decreases in unrealized gains related to the fair value of the Company's investment in securitizations and realization of unrealized gains.

Liquidity And Capital Resources

Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, borrowings under two credit facilities and equity capital.

As of June 30, 1999, the Company had cash and cash equivalents of $20.7 million. Cash provided by operating activities was $9.9 million for the six months ended June 30, 1999. Receivables purchases were $73.9 million for the six months ended June 30, 1999. Available credit under the Company's credit facilities at June 30, 1999 is $265,000.

Creditrust has entered into forward flow contracts with a number of credit grantors. These contracts obligate Creditrust to make monthly purchases of receivables portfolios providing they meet certain agreed-upon criteria. The Company projects its obligations under these contracts based upon the Company's experience to date, its estimates of future receivable offerings meeting these criteria, and its expectations for general market conditions for receivables. Based upon these factors, the Company estimates that its monthly obligations under existing forward flow contracts will range from $12.0 million in July 1999 to $1.0 million in December 2000.

The debt service requirements associated with borrowings under the credit facilities will significantly increase liquidity requirements. Both credit facilities have interest only periods for up to six months, after which point the principle balances must be fully amortized over periods of between 24 and 60 months. As of June 30, 1999, the interest free period has expired until such time as a securitization substantially retires the credit facilities. At such time six month interest only periods will resume. The Company anticipates that its operating cash flow and cash on hand, existing credit facilities, future asset backed securitizations, and other financing transactions currently being pursued will be sufficient to meet its anticipated future operating expenses and receivables purchases, and to service its debt requirements as they become due. To the extent the Company is successful in closing additional term securitizations, amounts repaid under both facilities may be re-borrowed.

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

The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $796,000 as of June 30, 1999. There would be no impact on the Company's future cash flows or net earnings.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three months ended June 30, 1998 and 1999.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on August 15, 1999.

                             CREDITRUST CORPORATION


                                  By:
                                     ------------------------------------------
                                      Richard J. Palmer
                                      Vice President and Chief Financial Officer