Form 10-Q
period 1999-09-30
CREDITRUST CORP
filed 1999-11-15
CIK 1043497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                        NOVEMBER 15, 1999 WAS 10,453,548.

                             CREDITRUST CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                                                                                                Page
            a)         Consolidated Statements of Earnings
                       For the Three and Nine Months Ended September 30, 1998 and 1999...............................             1

            b)         Consolidated Balance Sheets
                       As of December 31, 1998 and September 30, 1999................................................             2

            c)         Consolidated Statements of Stockholders' Equity and Comprehensive
                       Income as of December 31, 1998 and September 30, 1999.........................................             3

            e)         Consolidated Statements of Cash Flows
                       For the Nine Months Ended September 30, 1998 and 1999.........................................             4

            f)         Notes to Consolidated Financial Statements....................................................             5

            Item 2. Management's Discussion and Analysis of Financial
                              Condition and Results of Operations....................................................             9

            Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................            12

PART II. OTHER INFORMATION

            Item 2. Changes in Securities and Use of Proceeds........................................................            14

            Item 5. Other Information................................................................................            14

     SIGNATURE.......................................................................................................            15


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CREDITRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS


(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                       1998              1999             1998         1999
                                                                       ----              ----             ----         ----
Revenue
           Income on finance receivables......................         $ 2,870          $ 21,646          $ 6,324    $ 46,549
           Servicing fees.....................................             647             1,318            2,380       4,187
           Income on investment in securitizations............             --              1,206              --        3,876
           Gain on sale.......................................             800               --             7,417         --
                                                                           ---               --             -----         --

                                                                         4,317            24,170           16,121      54,612
                                                                         -----            ------           ------      ------
Expenses
           Personnel..........................................           3,567             8,671            7,497      21,644
           Communications.....................................             399             1,347            1,103       2,817
           Rent and other occupancy...........................             319               764              898       1,764
           Professional fees..................................             152               858              433       2,306
           Other expenses.....................................             250               935              714       1,827
                                                                           ---               ---             ----       -----
                                                                         4,687            12,575           10,645      30,358
                                                                         -----            ------           ------      ------

Earnings from Operations......................................            (370)           11,595            5,476      24,254

Other Income (Expense)
           Interest and other income..........................             290               518              387       1,221
           Interest expense...................................            (101)           (1,820)            (383)     (3,185)
                                                                         -----            -------           -----      ------

Earnings (Loss) Before Income Taxes and Extraordinary Loss....            (181)           10,293            5,480      22,290

Provision for Income Taxes....................................             (67)            3,998            2,141       8,677
                                                                          ----             -----            -----       -----

Earnings (Loss) Before Extraordinary Loss.....................            (114)            6,295            3,339      13,613

Extraordinary Loss (Net of taxes) ............................            (566)              --              (566)        --
                                                                        -----                --             -----         --

Net Earnings (Loss) ..........................................          $ (680)          $ 6,295          $ 2,773    $ 13,613
                                                                        =======          =======          =======    ========



Basic Earnings (Loss) Per Common Share Before Extraordinary
   Loss ......................................................          $ (.01)            $ .60            $ .52      $ 1.40
                                                                        ------           -------            -----      ------

Basic (Loss) Per Common Share on Extraordinary Loss ..........          $ (.08)            $ --            $ (.09)      $ --
                                                                       -------              ---           -------       -----

Basic Earnings (Loss) Per Common Share .......................          $ (.09)            $ .60            $ .43      $ 1.40
                                                                       -------             -----            -----      ------


Weighted-Average Number of Basic Common Shares Outstanding....       7,333,333        10,430,475        6,444,444   9,725,690
                                                                     =========        ==========        =========   =========


Diluted Earnings (Loss) Per Common Share Before Extraordinary Loss      $ (.01)            $ .58            $ .52      $ 1.35
                                                                        ------             -----            -----      ------

Diluted (Loss) Per Common Share on Extraordinary Loss ........          $ (.08)            $ --            $ (.09)      $ --
                                                                       -------             ----            ------       -----

Diluted Earnings (Loss) Per Common Share .....................          $ (.09)            $ .58            $ .43      $ 1.35
                                                                       -------             -----            -----      ------

Weighted-Average Number of Diluted Common Shares
      Outstanding.............................................       7,333,333        10,796,369        6,444,444  10,053,059
                                                                     =========        ==========        =========  ==========

The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                           CONSOLIDATED BALANCE SHEETS



(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                                                ------------   -------------
                                                                                                    1998           1999
                                    Assets

Cash and Cash Equivalents......................................................................     $ 7,906      $ 15,461
Finance Receivables............................................................................      26,915       166,392
Investment in Securitizations..................................................................      30,269        31,517
Property and Equipment.........................................................................       2,449         7,343
Deferred Costs.................................................................................         475         3,324
Other Assets...................................................................................         734         2,875
                                                                                                        ---      --------


                    Total Assets...............................................................    $ 68,748     $ 226,912
                                                                                                   ========     =========


                      Liabilities and Stockholders' Equity

Notes Payable..................................................................................     $ 6,789     $ 101,894
Accounts Payable and Accrued Expenses..........................................................       1,621         4,684
Capitalized Lease Obligations..................................................................       1,652         1,236
Deferred Tax Liability.........................................................................      11,915        18,533
Other Liabilities..............................................................................         346           376
                                                                                                        ---           ---


                    Total Liabilities..........................................................      22,323       126,723
                                                                                                     ------       -------

Stockholders' Equity
          Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
               outstanding.....................................................................         --            --
          Common stock, $.01 par value; 20,000,000 shares authorized, 8,000,000 shares issued and 7,984,480 outstanding at December 31, 1998 and 10,464,689
               shares issued and 10,449,169 outstanding at September 30, 1999..................          80          104
          Paid-in capital......................................................................      27,754       71,079
          Stock held for benefit plans.........................................................        (269)        (269)
          Net unrealized gains on available for sale securities................................       6,714        3,516
          Retained earnings....................................................................      12,146       25,759
                                                                                                     ------       ------

                    Total Stockholders' Equity.................................................      46,425      100,189
                                                                                                     ------      -------

                    Total Liabilities and Stockholders' Equity.................................    $ 68,748    $ 226,912
                                                                                                   ========    =========



The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME



(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                                 STOCK        NET
                                                              ADDITIONAL                 HELD FOR   UNREALIZED
                                                               PAID-IN                    BENEFIT     GAINS       RETAINED
                                            COMMON STOCK       CAPITAL   PREFERRED STOCK   PLANS   (AMORTIZATION) EARNINGS    TOTAL
                                        --------------------  ---------- --------------- --------  -------------- --------    -----
                                         SHARES       AMOUNT             SHARES   AMOUNT
                                        ---------    -------             ------  -------
Balance at January 1, 1998............. 6,000,000      $ 60       $ 53      --     $ --    $ --         $ --      $ 1,951   $ 2,064
Initial public offering................ 2,000,000        20     27,291      --       --      --           --          --     27,311
Value of common stock purchase
    warrants issued in connection with
    subordinated debt financing........       --        --         410      --       --      --           --          --        410
Stock purchased for benefit plans......   (15,520)      --         --       --       --     (269)         --          --       (269)
Net earnings...........................       --        --         --       --       --      --           --       10,195    10,195
Other Comprehensive Income,
    unrealized gains on available for
    sale securities, net of taxes of
    $4,214.............................       --        --         --       --       --      --          6,714        --      6,714
                                                                                                                              -----
Total Comprehensive Income.............                                                                                      16,909
                                        ---------     -----   --------    ----     -----    ----        ------    -------    ------
Balance at December 31, 1998........... 7,984,480        80     27,754      --       --     (269)        6,714     12,146    46,425
Common stock issued on options and
    warrants exercised.................    64,689       --         896      --       --      --            --         --        896
Common stock offering.................. 2,400,000        24     42,429      --       --      --            --         --     42,453
Net earnings...........................       --        --         --       --       --      --            --      13,613    13,613
Other Comprehensive Income
    (amortization) of unrealized gains
    on available for sale securities,
    net of taxes of $2,046.............       --        --         --       --       --      --         (3,198)       --     (3,198)
                                                                                                                             ------
Total Comprehensive Income.............                                                                                      10,415
                                       ----------     -----   --------    ----     -----   -----       -------    -------    ------
Balance at September 30, 1999..........10,449,169     $ 104   $ 71,079      --     $ --    $(269)      $ 3,516   $ 25,759  $100,189
                                       ==========     =====   ========      ==     ====    =====       =======   ========  ========

The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



(DOLLARS IN THOUSANDS)                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                    1998             1999
                                                                                                    ----             ----
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
           Net earnings....................................................................       $ 2,773          $ 13,613
           Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
                     Depreciation and amortization.........................................           262               653
                     Deferred tax expense..................................................         1,775             8,677
                     Income on investment in securitization................................          --              (3,876)
                     Gain on sale..........................................................        (7,417)              --
                     Extraordinary Loss....................................................           929               --
           Changes in assets and liabilities:
                     Increase in other assets..............................................          (960)           (2,142)
                     Increase in accounts payable and accrued expenses.....................         1,369             3,143
                     Increase (decrease) in other liabilities..............................            37               (51)

Net Cash and Cash Equivalents (Used in) Provided by Operating Activities...................        (1,232)           20,017
                                                                                                  -------           -------

Cash Flows from Investing Activities
           Collections applied to principal (accretion) on finance
                receivables................................................................          (641)          (11,149)
           Increase in cash reserves on securitizations....................................          --              (2,616)
           Proceeds from Securitization....................................................        12,059               --
           Purchases of property and equipment.............................................          (147)           (5,384)
           Acquisitions of finance receivables.............................................       (26,178)         (128,328)
           Net cost of portfolios sold.....................................................           562               --
                                                                                                      ---               --
Net Cash and Cash Equivalents Used in Investing
      Activities...........................................................................       (14,345)         (147,477)
                                                                                                 --------          --------
Cash Flows from Financing Activities
           Proceeds from issuance of common stock..........................................        27,261            43,349
           (Payments on) proceeds from notes payable, net..................................        (2,102)           95,105
           Payments on capital lease obligations...........................................          (224)             (415)
           Payment for stock held for benefit program......................................          (269)              --
           Proceeds from warrants issued...................................................           411               --
           Deferred costs..................................................................          (395)           (3,024)
                                                                                                    -----            ------
Net Cash and Cash Equivalents Provided by Financing
      Activities...........................................................................        24,682           135,015
                                                                                                   ------           -------

Net Increase in Cash and Cash Equivalents..................................................         9,105             7,555
Cash and Cash Equivalents at Beginning of period...........................................           770             7,906
                                                                                                      ---             -----

Cash and Cash Equivalents at End of period.................................................       $ 9,875          $ 15,461
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

Note B--Summary of Significant Accounting Policies

Basis of Accounting

In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in these Statements should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Creditrust Corporation's Annual Report on Form 10K for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Creditrust Funding I LLC, Creditrust Card Services Corp, Creditrust SPV99-1, LLC, and Creditrust SPV99-2, LLC.
All material inter-company accounts and transactions have been eliminated.

Note C--Secondary Offering

On March 19, 1999, the Company completed a secondary public offering of 2.4 million shares of common stock at $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, the Company received net proceeds of $42.5 million. The proceeds were used to purchase additional portfolios and contribute to working capital.

Note D--Earnings per Common Share

The following table reconciles basic and diluted EPS for the three months and nine months ended September 30, 1999:



                                                THREE MONTHS ENDED SEPTEMBER 30, 1999       NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                -------------------------------------       ------------------------------------
                                                                                  PER                                       PER
                                                 EARNINGS         SHARES         SHARE         EARNINGS       SHARES       SHARE
                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                -----------    -------------     ------       -----------  -------------   ------
Basic EPS
Net earnings................................        $ 6,295      10,430,475      $ .60         $ 13,613      9,725,690     $ 1.40
Effect of dilutive securities
Warrants....................................            --          243,098                         --         220,064
Stock options...............................            --          122,796                         --         107,305
                                                        --          -------                         --         -------
Diluted EPS
Net earnings plus assumed conversions.......        $ 6,295      10,796,369      $ .58         $ 13,613     10,053,059     $ 1.35
                                                    =======      ==========      =====         ========     ==========     ======

                             CREDITRUST CORPORATION

                    (Dollars in thousands except share data)

Note E--Finance Receivables

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the nine months ended September 30, 1999:

Balance, at beginning of period....................................................................         $26,915
                Purchases of finance receivables...................................................         128,328
                Net accretion to principal on finance receivables..................................          11,149
                                                                                                             ------
Balance, at end of period..........................................................................        $166,392
                                                                                                           ========
Unrecorded discount                                                                                     $ 2,235,650
                                                                                                        ===========

To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1998 and September 30, 1999, no provision for loss has been recorded.

Note F--Investment in Securitizations

Investment in securitizations for the nine months ended September 30, 1999 is comprised of the following:


                                                                                                              ESTIMATED
                                                            CASH           AMORTIZED         UNREALIZED          FAIR
                                                          RESERVES            COST             GAINS             VALUE
                                                                                           (AMORTIZATION)
                                                          --------         ----------      --------------     ----------
Balance at beginning of period....................        $ 1,934           $ 17,407          $ 10,928          $30,269
Deposits to reserves..............................          2,616                --               --              2,616
Income on investment..............................            --               3,876              --              3,876
Amortization of unrealized gain...................            --                 --             (5,244)          (5,244)
                                                          --------          --------           -------          -------
Balance at end of period..........................        $ 4,550           $ 21,283           $ 5,684          $31,517
                                                          ========          ========           =======          =======


The investment in securitizations accrues interest at 12% per annum. The net after tax effect of unrealized gains is reflected as a separate component of stockholders' equity and is included in other comprehensive income. Fair value, absent actual market quotations for similar securities, was calculated by a discounted cash flow valuation.

Note G--Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:



                                                                                    December 31,     September 30,
                                                                                         1998            1999
                                                                                    ------------     -------------
Accounts payable............................................................             $ 512         $1,529
Accrued salaries, taxes and fringe benefits.................................               695          1,949
Accrued other liabilities...................................................               414          1,206
                                                                                           ---         ------
                                                                                        $1,621         $4,684
                                                                                        ======         ======

                             CREDITRUST CORPORATION

                  (Dollars in thousands except for share data)

Note H--Notes Payable

Warehouse Facility

In September 1998, the Company established through a wholly owned consolidated special purpose finance subsidiary a $30 million securitized revolving warehouse facility for use in acquiring finance receivables. The warehouse facility carries a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The warehouse facility is secured by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary. Generally, the warehouse facility provides 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is consolidated and included in cash on the balance sheet and restricted as to use until the warehouse facility is retired. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $1.8 million plus 75% of net earnings. As of September 30, 1999, the Company had approximately $6.3 million outstanding under the facility.

Revolving Line of Credit

In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility has a term of three years, during which time the Company may borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest is based on prime plus 0.5%, or LIBOR plus 2.5% at the option of the Company on each advance. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $30.0 million plus 50% of net earnings. As of September 30, 1999, the Company had approximately $15.6 million outstanding under the facility.

$40 Million Interim Financing

In August 1999, the Company entered into a $40.0 million interim credit facility to fund purchases of additional portfolios of defaulted receivables. Under this arrangement, Creditrust SPV99-2, LLC (Series 1999-2), a newly formed special purpose subsidiary issued secured, short-term notes in a private placement to institutional investors. The notes are backed by a parent guarantee from the Company. Through September 30, 1999, Series 1999-2 had used the proceeds of the interim credit facility to purchase portfolios including purchases under forward flow contracts with all remaining funds being used subsequent to the end of the period. The Company is obligated to retire this facility with proceeds from any capital markets transactions or assets sales, each as defined prior to the May 2000 maturity date. Interest is payable at 12% per annum.

$40 Million Securitization Note

In August 1999, the Company issued a $40.0 million asset backed Securitization Note through its newly formed special purpose subsidiary Creditrust SPV99-1, LLC (Series 99-1). The Note is secured by the receivables pledged to the Note holders and is non recourse to Creditrust and its other subsidiaries. Interest is payable at 9.43% per annum and the final maturity date of the Note is July, 2004.

                             CREDITRUST CORPORATION

                  (Dollars in thousands except for share data)


As of September 30, 1999, required minimum principal payments payable by the Company were as follows:



                          Year ending December 31,
                          1999................................................................          $  11,174
                          2000................................................................             54,755
                          2001................................................................             35,391
                          2002................................................................                574
                                                                                                              ---

                                        Total minimum principal payments......................          $ 101,894
                                                                                                        =========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Revenues. Total revenues increased by $19.9 million, or 459.8%, from $4.3 million for the three months ended September 30, 1998 to $24.2 million for the three months ended September 30, 1999. The 1998 third quarter included a gain on sale of $0.8 million while 1999's revenue in the third quarter was largely due to a $18.8 million increase in income on finance receivables resulting from receivables purchases during the past year. The Company expects that revenue in future periods will consist primarily of income on finance receivables.

Income on finance receivables increased by $18.8 million, or 654.2%, from $2.9 million for the three months ended September 30, 1998 to $21.6 million for the three months ended September 30, 1999. This increase was attributable to the purchase of receivables in the last two-quarters of 1998 and the first three quarters of 1999 with proceeds from the initial public offering, the follow on public offering, the Company's two credit facilities, the interim financing facility, and the August 1999 securitization. Collections on managed receivables increased by $17.2 million, or 312.7%, from $5.5 million for the three months ended September 30, 1998 to $22.7 million for the three months ended September 30, 1999.

Expenses from Operations. Total expenses from operations increased by $7.9 million, or 168.2%, from $4.7 million for the three months ended September 30, 1998 to $12.6 million for the three months ended September 30, 1999. Operating expenses increased primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. The Company's communications and rent and occupancy expenses also increased as the Company's managed receivables base grew and as the Company built infrastructure to support further expansion of its operations.

Personnel expenses increased by $5.1 million, or 143.1%, from $3.6 million for the three months ended September 30, 1998 to $8.7 million for the three months ended September 30, 1999. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees from 388 to 1075 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems. The Company expects further personnel increases at its third recovery facility over the next several quarters.

Communications costs increased by $948,000, or 237.3%, from $399,000 for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

Professional fees and general and administrative expenses increased from $376,000 for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999, primarily as a result of increased accounting fees, investor relations expenses, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations increased by $12.0 million from a loss of $400,000 for the three months ended September 30, 1998 to $11.6 million for the three months ended September 30, 1999. This increase resulted from numerous factors, particularly the increase in income on finance receivables, which more than offset the planned growth in operating costs associated with the additions to recovery personnel to support a substantially larger volume of receivables.

Other Income (Expense). Other income (expense) decreased from net income of $189,000 for the three months ended September 30, 1998 to a net expense of $1.3 million for the three months ended September 30, 1999. This increase resulted from a $228,000 increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the interim finance facility and the August 1999 securitization offset by an increase in interest expense of $1.7 million as a result of higher borrowing incurred in connection with the credit facilities, interim finance facility and the August 1999 securitization.

Earnings Before Income Taxes. As the result of the foregoing, earnings before income taxes increased from a loss of $181,000 for the three months ended September 30, 1998 to $10.3 million for the three months ended September 30, 1999.

Provision for Income Taxes. Income tax rates were 37% for the three months ended September 30, 1998, and 39% for the three months ended September 30, 1999. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings increased by $7.0 million from a net loss of $681,000 for the three months ended September 30, 1998 to net earnings of $6.3 million for the three months ended September 30, 1999. This increase resulted from the same factors which affected earnings from operations. The 1998 quarter included an extraordinary loss of $567,000 after tax due to the early retirement of $5.0 million of subordinated notes required to be repaid upon closing the Company's initial public offering.

EBITDA. EBITDA for the three months ended September 30, 1999 was $12.4 million versus and zero for the three months ended September 30, 1998. EBITDA increased more than earnings from operations primarily because of growth in interest income for the three months ended September 30, 1999 over the same period for 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues. Total revenues increased by $38.5 million, or 238.8%, from $16.1 million for the nine months ended Septmeber 30, 1998 to $54.6 million for the nine months ended September 30, 1999. The 1998 results included gains from sales and a securitization of $7.4 million while 1999's first half revenue increase was largely due to a $40.2 million increase in income on finance receivables resulting from substantially higher receivable purchases commencing in the third quarter of 1998. The Company expects that revenue in future periods will consist primarily of income on finance receivables.

Income on finance receivables increased by $40.2 million, or 636.0%, from $6.3 million for the nine months ended September 30, 1998 to $46.5 million for the nine months ended September 30, 1999. This increase was attributable to the purchase of receivables in the last two-quarters of 1998 and the first three quarters of 1999 with proceeds from the initial public offering, the follow on public offering, the Company's credit facilities, the Company's June and December 1998 securitizations, the interim finance facility, and the August 1999 securitization. Collections on managed receivables increased by $43.5 million, or 434.6%, from $13.0 million for the nine months ended September 30, 1998 to $56.5 million for the nine months ended September 30, 1999.

Revenue for the nine months ended September 30, 1998 included $7.4 million of gains on sales. $6.6 million of the gain on sale resulted from the securitization of a portfolio of receivables in June 1998, and $800,000 gain on sale resulted from the sale of other miscellaneous financed receivables.

Expenses from Operations. Total expenses from operations increased by $19.7 million, or 185.2%, from $10.6 million for the nine months ended September 30, 1998 to $30.4 million for the nine months ended September 30, 1999. Operating expenses increased as expected in 1999 primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. The Company's communications and rent and occupancy expenses also increased as the Company's managed receivables base grew. Operating expenses as a percentage of revenues decreased to 55.6% of revenues for the nine months ended September 30, 1999, as compared to 66.0% of revenues for the nine months ended September 30, 1998.

Personnel expenses increased by $14.1 million, or 188.7%, from $7.5 million for the nine months ended September 30, 1998 to $21.6 million for the nine months ended September 30, 1999. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees from 388 to 1075 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems. The Company expects further personnel increases at its third recovery facility over the next several quarters.

Communications costs increased by $1.7 million, or 155.5%, from $1.1 million for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

Professional fees and general and administrative expenses increased from $843,000 for the nine months ended September 30, 1998 to $3.6 million for the nine months ended September 30, 1999, primarily as a result of increased accounting fees, investor relations expenses, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations increased by $18.8 million, or 343.0% from $5.5 million for the nine months ended September 30, 1998 to $24.3 million for the nine months ended September 30, 1999. This increase resulted from numerous factors, particularly the increase in income on finance receivables, which more than offset the planned growth in operating costs associated with the additions to recovery personnel to support a substantially larger volume of receivables.

Other Income (Expense). Other income (expense) decreased from net income of $4,000 for the nine months ended September 30, 1998 to a net expense of $2.0 million for the nine months ended September 30, 1999. This decrease resulted from a $834,000 increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the secondary offering, the interim finance facility, and the securitization in August 1999 offset by an increase in interest expense of $2.8 million as a result of higher borrowing incurred in connection with the credit facilities, interim financing and securitization in August 1999.

Earnings Before Income Taxes. As the result of the foregoing, earnings before income taxes increased from $5.5 million for the nine months ended September 30, 1998 to $22.3 million for the nine months ended September 30, 1999.

Provision for Income Taxes. Income tax rates were 39% for the nine months ended September 30, 1998 and 1999. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings increased by $10.8 million from $2.8 million for the nine months ended September 30, 1998 to $13.6 million for the nine months ended September 30, 1999. This increase resulted from the same factors which affected earnings from operations. Net earnings for the nine months ended September 30, 1998 included an extraordinary loss of $567,000 after tax due to the early retirement of $5.0 million of subordinated notes required to be repaid upon closing the Company's initial public offering.

EBITDA. EBITDA increased by $20.0 million, or 326.6% from $6.1 million for the nine months ended September 30, 1998 to $26.1 million for the nine months ended Septemeber 30, 1999. EBITDA increased more than earnings from operations primarily because of growth in interest income for the nine months ended September 30, 1999 over the same period for 1998.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased from $7.9 million as of December 31, 1998 to $15.5 million as of September 30, 1999, primarily as a result of an increase in net cash from financing activities including proceeds from the secondary public offering, credit facilities, interim financing facility, and the August 1999 securitization. These proceeds were offset by investing activities, principally purchases of receivables, and further increased by cash provided by operating activities.

Finance Receivables. Investment in finance receivables increased 518.2% to $166.4 million, as of September 30, 1999 from $26.9 million as of December 31, 1998. The Company purchased $128.3 million of finance receivables during the nine months ended September 30, 1999 with a portion of the net proceeds from the secondary public offering, the December 1998 securitization, the borrowings available under the Company's credit facilities, the interim finance facility, the August 1999 securitization and other cash on hand. Accretion on finance receivables of $11.2 million was recorded for the nine months ended September 30, 1999 due to the effects of the accelerated rate of receivables purchases in recent months and collection patterns in the early months of the collection cycle.

Investment in Securitizations. Investment in securitizations increased from $30.3 million at December 31, 1998 to $31.5 million as of September 30, 1999 due principally to additions to the reserve of the two securitizations in the amount of $2.6 million. As of September 30, 1999, the fair value of investment in securitizations was $31.5 million and the unrealized gain was $5.7 million (pre-tax) or $3.5 million (net of taxes). Unrealized gains may fluctuate based upon changes in the discount rate utilized by the Company and changes in collection rates.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 188.9% from $1.6 million at December 31, 1998 to $4.7 million at September 30, 1999. The increase was principally due to increased trade payables and accrued salary associated with increased payroll levels and associated operating costs.

Notes Payable and Capitalized Lease Obligations. Notes payable increased from $6.8 million as of December 31, 1998 to $101.9 million as of September 30, 1999. The increase in notes payable was attributable to receivables purchased under the Company's credit facilities, the interim financing facility and the August 1999 securitization.

Deferred Tax Liability. The Company's deferred tax liability at September 30, 1999 was $18.5 million compared to $11.9 million as of December 31, 1998. This increase of $6.6 million was primarily attributable to an increase of $8.7 million in deferred tax expenses resulting from the timing differences of recognizing income on finance receivables on the cost recovery method for tax and securitization transactions treated as financing for tax offset by a decrease of $2.1 million in deferred tax liability and amortization of comprehensive income.

Total Stockholders' Equity. Total stockholders' equity increased $53.8 million to $100.2 million at September 30, 1999 from $46.4 million at December 31, 1998 as a result of net income of $13.6 million during the nine months ended September 30, 1999, $42.5 million of additional paid in capital resulting from the Company's secondary public offering and $896,000 from exercise of options and warrants for common stock, reduced by $3.2 million (net of taxes) from amortization of in unrealized gains related to the fair value of the Company's investment in securitizations.


Liquidity and Capital Resources

Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, the interim credit facility, borrowings under two credit facilities and equity capital.

As of September 30, 1999, the Company had cash and cash equivalents of $15.5 million. Cash provided by operating activities was $20.0 million for the nine months ended September 30, 1999. Receivables purchased were $128.3 million for the nine months ended September 30, 1999. Available credit under the Company's credit facilities at September 30, 1999 is $30.1 million.

Creditrust has entered into forward flow contracts with a number of credit grantors. These contracts obligate Creditrust to make monthly purchases of receivables portfolios providing they meet certain agreed-upon criteria. The Company projects its obligations under these contracts based upon the Company's experience to date, its estimates of future receivable offerings meeting these criteria, and its expectations for general market conditions for receivables. Based upon these factors, the Company estimates that its monthly obligations under existing forward flow contracts will range from $7.5 million in October 1999 to $1.0 million in December 2000.

The debt service requirements associated with borrowings under the credit facilities will significantly increase liquidity requirements. Both credit facilities have interest only periods for up to six months, after which point the principle balances must be fully amortized over periods of between 24 and 60 months. In August 1999, both credit facilities were substantially repaid through proceeds of a securitization. The additional borrowings under the interim credit facility and the August 1999 securitization also require significant additional debt servicing. Both facilities have paydown requirements equal to nearly all collections on the pledged receivables. The Company anticipates that its operating cash flow and cash on hand, existing credit facilities, future asset backed securitizations, and other financing transactions currently being pursued will be sufficient to meet its anticipated future operating expenses and receivable purchases, and to service its debt requirements as they become due. To the extent the Company is successful in closing additional term securitizations, amounts repaid under both facilities may be re-borrowed. The Company regularly considers various financing alternatives to fund its purchases of consumer receivables and corporate growth. The Company expects that it would use a portion of any additional financing proceeds to repay the interim financing.

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

The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $809,000 as of September 30, 1999. There would be no impact on the Company's future cash flows.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three months ended September 30, 1998 and 1999.

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

Items 1, 3, and 4 are not applicable and have been omitted.

Item 6.         Exhibits and Reports on Form 8-K

(A) Exhibits

       10.1 Bridge Loan Agreement, dated as of August 2, 1999, by and among Creditrust SPV99-2, LLC, CRDT SPV99-2 Capital, Inc., Creditrust Corporation, The Lenders named therein and Norwest Bank Minnesota, National Association.

       10.2 Senior Secured Bridge Note dated August 2, 1999, executed by SPV99-2, LLC.

       10.3 Indenture and Servicing Agreement, dated as of August 1, 1999, by and among Creditrust SPV99-1, LLC, Norwest Bank Minnesota, National Association and Creditrust Corporation.*

       99     Limited Liability Company Agreement of Creditrust SPV99-1, LLC

        * Confidential treatment has been requested with respect to certain portions of this exhibit. The confidential portions have been filed separately with the Securities and Exchange Commission.

(B) Reports on Form 8-K

    Creditrust Corporation filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on November 15, 1999.

                             CREDITRUST CORPORATION


                             By: __________________________________________
                                  Richard J. Palmer
                                  Vice President and Chief Financial Officer