Form 10-Q/A
period 1999-09-30
CREDITRUST CORP
filed 1999-11-16
CIK 1043497

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on November 15, 1999.

                             CREDITRUST CORPORATION


                             By:  /s/ RICHARD J. PALMER
                                  __________________________________________
                                  Richard J. Palmer
                                  Vice President and Chief Financial Officer









                                       15