Form 10-K
period 1999-12-31
CREDITRUST CORP
filed 2000-03-30
CIK 1043497

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from              to

                       Commission File Number 333-50103

                            CREDITRUST CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Maryland                              52-1754916
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification No.)

                 7000 Security Boulevard, Baltimore, Maryland
                   (Address of principal executive offices)
                                  21244-2543
                                  (Zip Code)
                                (410) 594-7000
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

     Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

     As of March 22, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $24.6 million, based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 22, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                             Outstanding at
                        Class                                March 22, 2000
    ---------------------------------------------            --------------
    Common stock, par value $0.01 per share......          10,453,548 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                        FORM 10-K CROSS-REFERENCE SHEET

                                                                                         Page
                                                                                         ----
PART I
  Item 1.  Business  ...................................................................   1
  Item 2.  Properties  .................................................................   8
  Item 3.  Legal Proceedings  ..........................................................   8
  Item 4.  Submission of Matters to a Vote of Security Holders  ........................   8

PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  ......   8
  Item 6.  Selected Financial Data  ....................................................  10
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations  .................................................................  12
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk  .................  27
  Item 8.  Consolidated Financial Statements and Supplementary Data  ...................  28
  Item 9.  Changes and Disagreements with Accountants on Accounting and Financial
           Disclosure  .................................................................  52

PART III
  Item 10. Directors and Executive Officers of the Registrant*  ........................  52
  Item 11. Executive Compensation*  ....................................................  54
  Item 12. Security Ownership of Certain Beneficial Owners and Management*  ............  54
  Item 13. Certain Relationships and Related Transactions*  ............................  54

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  ............  55

Signatures..............................................................................  57

* Incorporated by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART I

Item 1.   Business

General

  Creditrust Corporation (the "Company" or "Creditrust") is a leading information-based purchaser, collector and manager of defaulted consumer receivables. Defaulted consumer receivables are the unpaid debts of individuals to credit grantors, including banks, finance companies, retail merchants and other service providers. Creditrust seeks to use its proprietary pricing models and software systems as well as extensive information databases to generate high rates of return on purchased receivables. Most of the Company's receivables are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books for non-payment. By purchasing receivables, the Company allows credit grantors to enhance their yields by making a recovery on these charged-off accounts. Since its founding in 1991 through December 31, 1999, Creditrust has invested $215.0 million to purchase receivables at a significant discount. At December 31, 1999, the Company managed 2.0 million accounts with a charged-off amount of over $4.9 billion. The Company currently has over 900 employees and operates three facilities, which can accommodate over 2,500 employees.

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

  Creditrust purchases portfolios of receivables at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off by the credit grantors. There is an inverse correlation between purchase price and the perceived effort necessary to recover the receivables. Some credit grantors pursue an auction type sales approach by constructing a portfolio of receivables and seeking bids from specially invited competing parties. Other means of purchasing receivables include privately negotiated direct sales when the credit grantors contact known, reputable purchasers and the terms are negotiated. Credit grantors have also entered into "forward flow" contracts that provide for a credit grantor to sell some or all of its receivables over a period of time to a single third party on the terms agreed to in a contract.

  The Company has historically funded its receivables purchases and the expansion of its business through a combination of bank and other credit facilities, public and private equity funding and asset-backed securitizations. The Company believes that its historical growth is partially attributable to its diverse funding arrangements.

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

  The Company purchased a majority of its 1999 receivables through forward flow agreements entered into late in 1998. Each purchase of receivables is analyzed using the PAT analysis to ensure consistent file quality. All of the Company's forward flow commitments have expired or terminated. For the foreseeable future, the Company plans to buy receivables that meet the Company's criteria when such receivables become available.

Servicing Organization

  Creditrust utilizes three servicing facilities. The headquarters facility, approximately 19,000 square feet, houses the executive offices and servicing facilities for approximately 225 employees. The second facility, approximately 36,000 square feet, serves as Creditrust's co-primary operations center and is designed to house approximately 700 employees, along with information systems and recruiting departments. The third facility, approximately 94,000 square feet, includes a call center and our new centralized Information Technology center and has the capacity of housing approximately 1,600 additional employees. The Company is organized into five functional departments: Acquisitions; Information Technology; Skiptrace; Recovery and Legal.

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

  Software.   PAT and Mozart were developed in-house by Creditrust's
programmers. The software is written in a high-speed, relational database language and is designed to reside on powerful, but readily available, servers. Both programs have been in use for more than seven years and are believed to be bug-free. Back-up tapes of account information are recorded each day and are stored at an off-site location for safety and security.

  Computer Hardware and Networks.   The software programs reside on Compaq NT-
based servers and are connected via fiber-optic wide area networks and local area networks to Intel Pentium(R)-based client PCs. The call centers have been fully wired so that additional employee terminals simply may be placed onto open desks and plugged into the network. The architecture of the system is technologically sophisticated, while remaining easily scaleable and updateable. The Company invested over $2 million in its new IT center in 1999. The current architecture is capable of supporting over 5,000 account officers with the simple addition of client workstations. This should allow the Company to experience significant growth without a need for further upgrade in the near-term. The servers the systems operate on are fully redundant so as to ensure uninterrupted operations. The Company has extensive emergency plans in place for access to an off-site call center location, should the need arise.

  Telephony.   The Company employs advanced technology in telephony, including
Davox predictive dialers, Cisco automatic routers, three Lucent Technologies Definity(R) G-3 telephone systems (scaleable to over 5,000 account officers) and many other components. The call centers have been fully wired so that additional account officer telephones may simply be placed onto an open desk and plugged into the network. Adequate bandwidth (voice and data) is in place with scalability configured to support additional growth. The architecture is technologically sophisticated, while remaining scaleable and updateable.

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

 Skiptrace Department-Locating Customers

  In the event that contact is not made with a customer based on the compiled information for that Receivable, the account is automatically transferred to the Skiptrace Department. Skiptracers are technology-driven telephone detectives.
As an initial step to locate customers, each skiptracer endeavors to compile a complete "electronic profile" for each customer and to find every possible telephone number for the customer. Skiptracers utilize internally developed databases consisting of more than 65,000 creditors, plus a variety of public databases and third-party database providers. The Company maintains millions of individual database records on its current and potential customers. Employing any or all of these tools frequently enables the Skiptracers to locate otherwise unreachable customers. A working phone number is frequently found for those customers transferred to the Skiptrace Department. Once a customer is found, Mozart automatically assigns the customer to one of the teams in the Recovery Department. In addition, the Company employs various external electronic skiptrace databases to scrub accounts against in order to obtain current phone numbers and addresses. In addition, an electronic skip process is in place that regularly and consistently searches thousands of accounts against external databases in an effort to match more current customer phone numbers and addresses. This process is technology driven and provides additional workflow for Creditrust accounts. All skip matches are loaded directly into dialers for immediate customer contact.

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

  Mozart presents the account officer with all available information and a variety of resolution options. A large emphasis is placed by the account officer on making the customer aware of all possible alternative repayment methods available. The computer system will not allow an account officer to exceed his or her specified settlement authority without electronic authorization of a supervisor approval code. Once a customer and the account officer agree to a repayment schedule, the account officer records the terms of the arrangement in Mozart. The computer system then automatically will generate a series of letters reminding the customer of important dates.

  Cash Management.   Creditrust, through its strong emphasis on technology and
innovation, has built a customer base that is not exclusively dependent on the postal service to deliver payments. As a result, more than 70% of all payments are completed by either the Western Union Quick Collect/TM/ program, which is an electronic money order system, or by Creditrust's QuickChek pre-authorized checks drawn on the customer's checking account. Creditrust participates as an authorized agent for the Quick Collect/TM/ program and is therefore able to receive payments directly in its offices within minutes. Creditrust's QuickChek system allows the account officer to obtain the customer's authorization to reproduce an actual check, drawn on the customer's checking account on an agreed upon date over a series of months and for the exact amount of the agreed payment.

  Delinquency Follow-Up.   The problem of delinquent or late payments on
established repayment plans is greatly mitigated through the use of the Quick Collect/TM/ and QuickChek programs. However, some customers cannot or will not participate in one of these plans. The Company has developed a system to deal with late payments to minimize the drain on the productivity of the account officers. In the event that payment is not received within one day of the scheduled due date, Mozart automatically issues a late payment letter to the customer. This is followed by a second letter ten days after the due date. Unless a scheduled payment is received on or before the day it is due, Mozart automatically moves the Receivable to the account officer's late queue for immediate customer contact.

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

 Legal Department

  An important component of the Company's collections effort involves the Legal Department and the pursuit of those customers who have the ability, but not the willingness, to resolve their obligations. Creditrust employs three in-house attorneys, dozens of paralegals and a dedicated support staff to process thousands of court cases each year. The Legal Department has the capacity to internally prepare and file collection proceedings in multiple jurisdictions. The Legal Department is responsible for coordinating a network of in excess of 55 attorneys nationwide, determining the suit criteria for each individual jurisdiction, placing cases for immediate suit, obtaining judgment, seizing bank accounts, repossessing automobiles that have equity, coordinating sales of property and instituting wage garnishments to satisfy judgments. In addition, the Legal Department is responsible for overseeing the Company's compliance with applicable laws, rules and regulations associated with the conduct of its business.

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

Government Regulation

  The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the FDCPA and comparable state statutes in all of its collection activities, although it may not be specifically subject thereto. If these laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a materially adverse effect on the Company. The relationship of a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. Because many of its receivables were originated through credit card transactions, certain of the Company's operations are affected by such laws and regulations. Significant laws include the Fair Debt Collections Practices Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statutes in those states in which customers reside or in which the credit grantors are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year end. Federal law requires credit card issuers to disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the credit grantors to have complied with applicable statutes, rules and regulations could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and this could have a materially adverse effect on the Company. Pursuant to agreements under which the Company purchases receivables, the Company is normally indemnified against losses caused by the failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to Creditrust.

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

  Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted as well as existing consumer protection laws, may adversely affect the ability of the Company to collect the receivables. In addition, the failure of Creditrust to comply with such requirements could adversely affect the Company's ability to enforce the receivables. The Company's policy is to respond promptly and fully to inquiries from the Federal, state and local regulators in connection with alleged complaints from our customers.

Employees

  The Company currently has over 900 full-time employees. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Item 2.   Properties

  Creditrust is headquartered in a leased facility, consisting of approximately 19,000 square feet, at 7000 Security Boulevard, Baltimore, Maryland 21244. The headquarters facility has capacity for approximately 225 employees and houses the administrative offices. The Company has also leased an additional facility located approximately one mile from its headquarters at 1705 Whitehead Road, Baltimore, Maryland 21244. This operations center comprises approximately 36,000 square feet and has the capacity to accommodate approximately 700 employees. In May 1999, the Company leased another operations center consisting of approximately 94,000 square feet, located at 10150 York Road, Cockeysville, Maryland 21030. This operations center will also house the information technology, training and recruiting departments, and has the capacity to accommodate approximately 1,600 additional employees, not including approximately 42,000 square feet of additional space leased, commencing in May 2000. The Company also leases additional space of approximately 27,000 square feet in Maryland used as a storage facility.

Item 3.   Legal Proceedings

  The Company is subject to routine litigation in the ordinary course of business, including contract, collections and employment-related litigation. None of these routine matters, individually or in the aggregate, is believed by the Company to be material to its business or financial condition.

  The Company brought a declaratory judgement action against a seller of charged off receivables asking the US Federal District Court to agree with the Company's interpretation that the agreement has been terminated pursuant to its terms. The seller has responded, as anticipated by the Company, by denying that the agreement has terminated, and is seeking, among other things, liquidated damages of $600,000 plus legal fees. While it is not possible for the Company to estimate the potential for loss, if any, the Company will vigorously prosecute its action against the seller and defend any claims made in the proceeding.

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

                                                      High        Low
                                                      ----        ---
         1998
             Third Quarter (from July 29, 1998)..     $17.13     $14.50
             Fourth Quarter......................      25.00      12.63
         1999
             First Quarter.......................      27.25      16.88
             Second Quarter......................      27.75      16.63
             Third Quarter.......................      33.81      22.44
             Fourth Quarter......................      23.88       7.69

  On March 22, 2000, approximately 37 holders of record held the Company's common stock.

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

 Sales of Unregistered Securities

  None.

Item 6.   Selected Financial Data


  The following table sets forth the Company's selected balance sheet, statement of earnings and cash flow data as of the end of and for each of the years in the five-year period ended December 31, 1999. The selected financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the Company's audited financial statements. The Company's consolidated balance sheets as of December 31, 1998 and 1999 and the Company's consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1997, 1998 and 1999 are included elsewhere in this Annual Report. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

                                                                                  As of and for the Year Ended December 31,
                                                                         ----------------------------------------------------------
                                                                           1995         1996         1997        1998        1999
                                                                         --------     --------     --------    --------    --------
                                                                                 (dollars in thousands, except share data)
Statement of Earnings Data:
Revenue:
 Income on Finance Receivables  ....................................... $    4,560  $    5,521  $    7,246  $   12,817  $    70,489
 Servicing Fees  ......................................................         --          --       2,580       3,110        5,508
 Income on Investment in Securitizations  .............................         --          --          --         533        5,027
 Gain on Sale  ........................................................         --          --          --      18,414           --
                                                                        ----------  ----------  ----------  ----------  -----------
Total Revenue  ........................................................      4,560       5,521       9,826      34,874       81,024
Expenses from Operations:
 Personnel  ...........................................................      1,847       2,618       5,922      11,917       32,715
 Communications  ......................................................        404         573         912       1,645        3,903
 Rent  ................................................................        240         382         853       1,195        2,870
 Other Expenses  ......................................................        624         945       1,095       2,047        9,283
                                                                        ----------  ----------  ----------  ----------  -----------
Total Expenses from Operations  .......................................      3,115       4,518       8,782      16,804       48,771
                                                                        ----------  ----------  ----------  ----------  -----------
Earnings from Operations  .............................................      1,445       1,003       1,044      18,070       32,253
Other Income (Expense)  ...............................................       (249)       (213)       (362)       (304)      (4,360)
                                                                        ----------  ----------  ----------  ----------  -----------
Earnings Before Income Taxes and Extraordinary Loss  ..................      1,196         790         682      17,766       27,893
Provision For Income Taxes  ...........................................        462         316         226       7,005       10,875
                                                                        ----------  ----------  ----------  ----------  -----------
Earnings Before Extraordinary Loss  ...................................        734         474         456      10,761       17,018
Extraordinary Loss (net of taxes)  ....................................         --          --          --        (566)          --
                                                                        ----------  ----------  ----------  ----------  -----------
Net Earnings  ......................................................... $      734  $      474  $      456  $   10,195  $    17,018
                                                                        ==========  ==========  ==========  ==========  ===========
Basic Earnings per Common Share  ......................................       $.12        $.08        $.08       $1.49        $1.72
Diluted Earnings per Common Share  ....................................       $.12        $.08        $.08       $1.48        $1.67
Weighted Average Number of Basic Shares Outstanding  ..................  6,000,000   6,000,000   6,000,000   6,827,506    9,907,535
Weighted Average Number of Diluted Shares Outstanding  ................  6,000,000   6,000,000   6,000,000   6,898,870   10,180,900

Other Data:
Weighted Average
Investment in Finance Receivables(1)  ................................. $    1,731  $    3,198  $    5,842  $   13,574  $   107,200
Collections on Managed Receivables(2)  ................................      4,914       6,252      12,420      20,585       85,846
EBITDA(3)  ............................................................      1,538       1,162       1,268      18,751       34,807
Collections Applied to Principal (Accretion) on Finance Receivables  ..        670         832       2,111      (3,413)     (13,145)
Cash Flows Provided by (Used in)
 Operating Activities  ................................................        982       1,207       1,237         258       25,615
 Investing Activities  ................................................       (585)     (4,188)      1,431     (24,951)    (169,619)
 Financing Activities  ................................................       (138)      2,909      (2,374)     31,830      148,024
Charged-off Balance of Managed Receivables(2)  ........................ $  141,241  $  386,164  $1,104,574  $2,529,356  $ 4,904,861
Number of Managed Accounts  ...........................................     67,643     193,566     580,338   1,265,529    1,977,575
Number of Employees  ..................................................         59         124         246         639        1,034
Balance Sheet Data:
Cash and Cash Equivalents  ............................................ $      548  $      476  $      770  $    7,906  $    11,927
Total Debt  ...........................................................         --       3,793       2,106       6,789      111,306
Stockholders' Equity  ................................................. $    1,134  $    1,608  $    2,064  $   46,425  $   102,337

----------------
(l) Includes all receivables managed by the Company, except for receivables that are included in the Company's initial and second securitizations, and represents the average investment balance during the period measured by the financial statement carrying value of portfolios of receivables determined by dividing the total value for the portfolio of receivables at the end of each month in the period by the number of months in the period.
(2) Managed receivables includes receivables that Creditrust owns and receivables that Creditrust services but does not own, including receivables in all of Creditrust's securitizations.
(3) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented because the Company relies on this indicator in the management of its business as a key measure of its ability to derive cash from its investing and financing activities and because the indicator provides useful information regarding the Company's ability to service existing debt, incur additional debt and fund the purchase of additional receivables or meet other capital requirements. For instance, an increase in EBITDA would generally indicate to the Company that increases in income on finance receivables and servicing fees represent increased capacity to fund purchases of additional portfolios without reliance on external funding sources. Conversely, a reduction in the indicator would mean that there was less internally generated cash available for new portfolio investments. Additionally, the manner in which the Company computes EBITDA may not be the same way in which other companies compute similarly described data. Therefore, this data may not be comparable to similarly titled measures of other companies.

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

  From the Company's founding in 1991, the Company has made net purchases of charged-off receivables (measured at the amount charged off by the credit grantors that originated the charged-off VISA(R), MasterCard(R) and private label credit card accounts and consumer loan accounts at the date of charge-off) aggregating $0.8 million in 1991, $16.2 million in 1992, $38.4 million in 1993, $38.8 million in 1994, $49.1 million in 1995, $244.9 million in 1996, $718.4 million in 1997, $1.4 billion in 1998, and $2.2 billion in 1999. Creditrust has invested since its founding in 1991 through December 31, 1999 $215.0 million to purchase receivables at a significant discount. At December 31, 1999, the Company managed 2.0 million accounts with a charged-off amount of over $4.9 billion.

  The following table illustrates Creditrust's revenue and collection experience for the periods indicated:

                                                                                    As of and for the Year Ended
                                                                             ------------------------------------------
                                                                                            December 31,
                                                                             ------------------------------------------
                                                                                1997           1998            1999
                                                                             -----------   -------------   ------------
                                                                                       (dollars in thousands)
Revenues:
  Income on Finance Receivables  .......................................    $    7,246      $   12,817     $   70,489
  Servicing Fees  ......................................................         2,580           3,110          5,508
  Income on Investment in Securitizations  ...........................            --               533          5,027
  Gain on Sale  ........................................................            --          18,414             --
                                                                            ----------      ----------     ----------
Total Revenues  ........................................................         9,826          34,874         81,024
                                                                            ----------      ----------     ----------
Collections on Managed Receivables(1)  .................................        12,420          20,585         85,846
Weighted Average Investment in Finance Receivables(2)  .................         5,842          13,574        107,200
Weighted Average Charged-off Balance on Managed
 Receivables(1)(3)  ....................................................       689,924       1,474,085      3,786,118
Charged-off Balance of Managed Receivables (at end of period)(1)(4)  ...    $1,104,574      $2,529,356     $4,904,861

----------------
(1) Managed receivables includes receivables that Creditrust owns and receivables that Creditrust services but does not own, including receivables in all of Creditrust's securitizations.
(2) Includes all receivables managed by the Company, except for receivables that are included in the Company's initial and second securitizations, and represents the average investment balance during the period measured by the financial statement carrying value of portfolios of receivables determined by dividing the total value for the portfolio of receivables at the end of each month in the period by the number of months in the period.
(3) Represents the average of the charged-off balances managed by the Company determined by dividing the total charged-off balance at the end of each month in the period by the number of months in the period.
(4) Represents the balance of receivables managed by the Company as of the end of the period measured by balances charged off by the credit grantors.

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

  The Company monitors its models with a view toward refining the predictability of both the amount and timing of collections. For the years ended December 31, 1995 and 1996, the Company relied largely on the average past performance of the Company's entire portfolio. After extensive statistical analysis of static pool performance data during the year ended December 31, 1997, the Company implemented a further refinement in its cash flow models. The refinement included static pool-specific estimates and had the effect of reducing total future projected cash flows on a portfolio-wide basis. The total effect on the individual static pools of changes in estimates was to decrease net income for the year ended December 31, 1997 by approximately $700,000 after taxes from the amount which would have been computed prior to this change. Total cash flow for 1997 was unaffected by the change in future estimates, with the result that the reduction in income on finance receivables was applied to increase the amount of collections applied to finance receivables.

  In the fourth quarter of 1999, the Company reduced the remaining estimates by 12% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce earnings by $2.8 million after tax. Total cash flow for 1999 was unaffected by the change in future estimates. See Note D of Notes to Consolidated Financial Statements. While the Company believes that its cash flow models will continue to provide reasonably accurate forecasts of future collections, changes in collections due to staffing and systems' capacity, as well as changes in collection patterns within the Company's portfolios, which may result from a variety of factors beyond the Company's control, including changes in general economic conditions and changes in consumer attitudes toward repayment of defaulted obligations, may have an impact on the Company's future estimates.

  In June 1998, the Company completed its first securitization of finance receivables (the "Initial Securitization"). The Initial Securitization included receivables owned by the Company with a charged-off amount of $412 million and a carrying value of $4.8 million as well as $6.5 million of receivables Creditrust was servicing for a third party with a charged-off amount of $692 million. These receivables were transferred to Creditrust SPV2, LLC ("SPV2"), a special purpose finance subsidiary. SPV2 issued an aggregate principal amount of $14.5 million of 6.43% Creditrust Receivables-Backed Notes, Series 1998-1, which notes are secured by the receivables transferred to SPV2 and a financial guaranty insurance policy. The Company completed its second securitization in December 1998 (the "Second Securitization"). The Second Securitization included receivables with a charged-off amount of $956 million and a carrying value of $28.6 million. The Company transferred the receivables to Creditrust SPV98-2, LLC ("SPV98-2"), a special purpose finance subsidiary. SPV98-2 issued an aggregate principal amount of $27.5 million of 8.61% Creditrust Receivables- Backed Notes, Series 1998-2, which notes are secured by the receivables transferred to SPV98-2 and a financial guaranty insurance policy. In August 1999, the Company completed its third securitization of finance receivables (the "Third Securitization"). The Third Securitization included receivables with a charged-off amount of $1.1 billion and a carrying value of $89 million. The Company transferred the receivables to Creditrust SPV99-1, LLC ("SPV99-1"), a special purpose finance subsidiary. SPV99-1 issued a aggregate principal amount of $40 million of 9.43% Creditrust Receivables - Backed Notes, Series 1999-1, which are secured by the receivables transferred to SPV99-1.

  In the three securitizations, the projected recovery value of the transferred receivables significantly exceeded the principal balance of the securitization notes, causing the securitization notes to be over-collateralized. The Company retains an investment in securitizations for the two 1998 securitizations representing the residual interest in the securitized receivables. The Company acts as servicer with respect to the receivables included in the three securitizations, and receives a servicing fee equal to 20% of collections. As servicer, the Company continues its collection activities with its customers as it otherwise would with owned receivables. Accordingly, customer relationships are not affected by securitizations.

  After payment of all principal and interest on the securitization notes, the Company will receive all collections, subject to an obligation in the Initial Securitization to pay the seller of a portfolio of receivables, which the Company began servicing in 1997, 10% of collections with respect to this portfolio after aggregate collections on this portfolio exceed a specified amount.

   The two 1998 securitizations qualified as sales under generally accepted accounting principles. The Third Securitization qualified as a financing transaction and the assets and liabilities are maintained in the Company's consolidated balance sheet. Upon the closing of the Initial Securitization, the
Company: (1) recognized gain on the sale of the owned receivables of $6.0 million, and (2) received total cash of $6.3 million, after payment of the purchase price of the serviced receivables included in the Initial Securitization and repayment of associated debt of $7.5 million in the aggregate and payment of related transaction costs. Of the $6.3 million in total cash, $435,000 was used to fund a reserve account in trust, leaving net cash of $5.8 million for use in the Company's business. Upon the closing of the Second Securitization, the Company: (1) recognized gain on sale of $11.0 million, and
(2) received total cash of $7.3 million, after repayment of associated debt and the Company's cash used to finance the receivables of $19.5 million in the aggregate and payment of related transaction costs. Of the $7.3 million in total cash, $1.6 million was used to fund a reserve account in trust, leaving net cash of $5.7 million for use in the Company's business. The investment in securitizations is accounted for under the provisions of SFAS 115 as debt securities available-for-sale and is estimated to accrue income at the rate of 12% per annum. This accrual is a non-cash item included in the statement of earnings as interest on investment in securitizations and in the balance sheet as a component of the fair value of the investment in securitizations. Once the securitization notes are retired, recoveries will be applied to reduce the carrying amount of the investment in securitizations. The Company records its investment in securitizations at fair value, and any unrealized gains and losses, net of the related tax effect, generally are not reflected in earnings but are recorded as a separate component of stockholders' equity until realized. The fair value of the Company's investment in securitizations was $31.2 million at December 31, 1999, which included an unrealized gain of $4.2 million (pre-tax) or $2.6 million (net of taxes). A decline in the value of the investment in securitizations which is larger than any unrealized gain and which is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis. See Notes to Consolidated Financial Statements for additional discussion concerning the financial statement effects of the securitizations.

  In August 1999, the Company borrowed $40 million in an interim financing through Creditrust SPV99-2, LLC ("SPV99-2"), a wholly owned subsidiary. The loan is structured similar to a securitization. SPV99-2 issued a note to institutional investors and used the proceeds to purchase $37.3 million of receivables. The notes are backed by a parent guarantee from the Company. Unless this facility is fully retired by May 2000, its terms require a conversion to a term loan due August 2003. The facility requires all collections to be used for debt service and requires the Company to use any proceeds from capital markets transactions or certain asset sales to pay down the debt. The interest rate is 12% per annum, until conversion to a term loan, and 15% thereafter. Upon conversion, a conversion fee of 3.25% is payable out of the collections on the receivables, and warrants at market price for 10% of the fully diluted common stock at the time of conversion will be released from escrow to the lenders. As of December 31, 1999, the Company had $35.6 million outstanding under this facility. Interest expense totaled $1.9 million in 1999. See Note I to the Consolidated Financial Statements.

  Income taxes have been provided in the results of operations based on the statutory federal and state rates on accounting income. Temporary differences arise because income on finance receivables is recognized on the cost recovery method for federal income tax purposes. Under the cost recovery method, gross collections on finance receivables are not taxable until the cost of the finance receivables has been collected. In addition, temporary differences arise from gain on sale because of securitizations, which are treated as financings for tax purposes. Permanent differences between the statutory rates and actual rates are minimal. In the past the Company has financed certain portfolio purchases through participation with certain investors, but does not anticipate that this will be used as a funding source in the future. Imputed loan repayments and interest expense on payments to participants are recorded as costs for tax purposes when due based on collection participation levels. Temporary differences in recognition of income on finance receivables and gain on sale have resulted in deferred tax liabilities. Temporary differences in recognition of payments to participants and deferred gain generally have accumulated deferred tax assets. The Company's deferred tax liabilities have grown as a result of the rapid increase in purchases of receivables and gains from securitizations by the Company, providing the Company with additional liquidity offered by the deferred tax liabilities. Management expects deferred tax liabilities to increase as long as the operating expenses on existing and additional finance receivables exceed collections on fully cost recovered portfolios.

Results of Operations

  The following table sets forth certain statement of earnings and supplemental cash flow data on an historical basis, each as a percentage of revenues:

                                                                         Year Ended December 31,
                                                                  -------------------------------------
                                                                     1997          1998         1999
                                                                  -----------   ----------   ----------
Revenue:
  Income on finance receivables  ........................             73.7%        36.8%        87.0%
  Servicing fees  .......................................             26.3          8.9          6.8
  Income on investment in securitizations  ..............               --          1.5          6.2
  Gain on sale  .........................................               --         52.8           --
                                                                     -----        -----       ------
     Total Revenue  .....................................            100.0        100.0        100.0
Expenses From Operations:
  Personnel  ............................................             60.3         34.2         40.4
  Communications  .......................................              9.3          4.7          4.8
  Rent and other occupancy  .............................              8.7          3.4          3.5
  Other expenses  .......................................             11.1          5.9         11.5
                                                                     -----        -----       ------
     Total Expenses From Operations  ....................             89.4         48.2         60.2
                                                                     -----        -----       ------
Earnings from Operations  ...............................             10.6         51.8         39.8
Other Income (Expense)
  Interest and other  ...................................              0.1          0.9          1.9
  Interest expense  .....................................             (3.8)        (1.8)        (7.3)
                                                                     -----        -----       ------
Earnings before income taxes and extraordinary loss  ....              6.9         50.9         34.4
Provision for income taxes  .............................              2.3         20.1         13.4
                                                                     -----        -----       ------
Earnings before extraordinary loss  .....................              4.6         30.8         21.0
Extraordinary loss (net of taxes)  ......................               --         (1.6)          --
                                                                     -----        -----       ------
Net Earnings  ...........................................              4.6         29.2         21.0
                                                                     =====        =====       ======
EBITDA...................................................             12.9         53.8         43.0
Collections applied to principal (accretion)
  on receivables.........................................             21.5%       (9.8)%      (16.2)%

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues.   Total revenues increased by $46.1 million, or 132.3%, from $34.9 million for the year ended December 31, 1998 to $81.0 million for the year ended December 31, 1999. This increase was primarily due to increased income on finance receivables resulting from receivables purchased during the year.

  Income on finance receivables increased by $57.7 million, or 450%, from $12.8 million for the year ended December 31, 1998 to $70.5 million for the year ended December 31, 1999. This increase was attributable to the purchase of receivables throughout 1999 with proceeds from the follow-on public offering, SPV 99-2 financing, the Third Securitization, and the Company's Warehouse and revolving credit facilities. The Company's weighted average investment in receivables increased by $93.6 million, or 689.7%, from $13.6 million during the year ended December 31, 1998 to $107.2 million during the year ended December 31, 1999. The weighted average charged-off balance of the receivables managed by the Company correspondingly increased by $2.3 billion, or 156.8% from $1.5 billion at December 31, 1998 to $3.8 billion at December 31, 1999. Collections on managed receivables increased by $65.2 million, or 317%, from $20.6 million for the year ended December 31, 1998 to $85.8 million for the year ended December 31, 1999. The growth in managed collections was higher than the growth in the managed charged-off balance principally because the Company purchased what it believes to be more valuable receivables more recently charged-off by the originating institution. In the fourth quarter of 1999, the Company reduced the remaining collection estimates by 12% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce income on finance receivables in 1999 by $4.6 million, or $2.8 million after tax.

  Servicing fees increased by $2.4 million, or 77.1%, from $3.1 million for the year ended December 31, 1998 to $5.5 million for the year ended December 31, 1999. The increase was due to the receipt of servicing fees for all of 1999 under the Initial Securitization and the Second Securitization, compared to six months of servicing fees under the Initial Securitization in 1998.

  Income on investment in securitizations increased $4.5 million, or 842.2%, from $534,000 for the year ended December 31, 1998 to $5.0 million for the year ended December 31, 1999. The income on investment in securitizations increased because in 1999 the Company recognized income accrued on the Second and Third Securitizations and the twelve months of income accrued on the Initial Securitization as compared to six months of income accrued in 1998.

  Gain on sale for 1998 included $17.0 million gain on sale resulting from the Company's Initial and Second Securitizations, an $800,000 gain on sale resulting from the sale of a portfolio of receivables, and a $658,000 gain on sale resulting from the resale of a portfolio of receivables repurchased under a settlement agreement. In this latter transaction, previously deferred income of $895,000 was recognized against a $237,000 cost of resale. There were no comparable gain on sale transactions in 1999.

  Expenses from Operations.   Total expenses from operations, prior to special
charges of $1.7 million, increased by $30.2 million, or 179.9%, from $16.8 million for the year ended December 31, 1998 to $47.0 million for the year ended December 31, 1999. Operating expenses increased in 1999 primarily as a result of increased personnel expenses associated with the rapid growth of the Company's managed receivables base and associated recovery efforts. Included in operating expenses are special charges of $1.3 million relating to the termination of a portion of a forward flow agreement and $436,000 for the write down of deferred costs associated with a terminated capital markets transaction.

  Personnel expenses increased by $20.8 million, or 174.5%, from $11.9 million for the year ended December 31, 1998 to $32.7 million for the year ended December 31, 1999. Major categories of personnel expense increases included:
(a) recruiting, training and compensation costs associated with the increase in the number of employees from 639 to 1,034 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems.

  Communications costs increased by $2.3 million, or 137.3%, from $1.6 million for the year ended December 31, 1998 to $3.9 million for the year ended December 31, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

  Professional fees increased by $2.0 million, or 200%, from $1.0 million for the year ended December 31, 1998 to $3.0 million for the year ended December 31, 1999, primarily as a result of increased accounting fees and legal costs, investor relations expenses, and other consulting fees.

  Contingency legal and court costs increased from $349,000 for the year ended December 31, 1998 to $2.4 million for the year ended December 31, 1999. This increase is due to the increased volume of receivables purchased in 1999 and the proportionate share of accounts being collected by attorneys.

  Rent and other occupancy costs increased from $1.2 million for the year ended December 31, 1998 to $2.9 million for the year ended December 31, 1999 as the Company entered into its third operations center lease in July 1999.

  General and administrative expenses increased from $686,000 for the year ended December 31, 1998 to $2.1 million for the year ended December 31, 1999. These expenses increased proportionately with the increase in personnel and include office expenses, travel and entertainment, trustee fees, bank service charges, repairs and maintenance, and property taxes.

  Earnings from Operations.   Earnings from operations increased by $14.2
million, or 78.5%, from $18.1 million for the year ended December 31, 1998 to $32.3 million for the year ended December 31, 1999. The increase was due to the growth in income on finance receivables revenue attributable to the high volume of receivables purchases in 1999, offset by an expected increase in operating expenses attributable to the Company's growth in recovery efforts.

  Other Income (Expense). Other income (expense) increased from an expense of $304,000 for the year ended December 31, 1998 to an expense of $4.4 million for the year ended December 31, 1999. This increase resulted from a $1.2 million increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the follow-on public offering and the Third Securitization offset by an increase in interest expense of $5.3 million as a result of higher borrowing incurred in connection with the Third Securitization, interim financing and the credit facilities.

  Earnings Before Income Taxes and Extraordinary Loss.   As the result of the
foregoing, earnings before income taxes and extraordinary loss increased from $17.8 million for the year ended December 31, 1998 to $27.9 million for the year ended December 31, 1999.

  Provision for Income Taxes.   Income tax rates were 39% for the years ended
December 31, 1998 and 1999. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Deferred tax liabilities increased from $11.9 million at December 31, 1998 to $20.1 million at December 31, 1999.

  Net Earnings.   Net earnings increased by $6.8 million, or 66.9% from $10.2 million for the year ended December 31, 1998 to $17.0 million for the year ended December 31, 1999. This increase resulted from the same factors which affected earnings from operations, along with a $3.9 million increase in tax expense.

  EBITDA.   EBITDA increased by $16.0 million, or 85.6%, from $18.8 million for the year ended December 31, 1998 to $34.8 million for the year ended December 31, 1999. EBITDA increased slightly more than earnings from operations due to growth in interest income and depreciation expense of $1.8 million in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues.   Total revenues increased by $25.1 million, or 254.9%, from $9.8 million for the year ended December 31, 1997 to $34.9 million for the year ended December 31, 1998. This increase was largely due to $18.4 million in gain on sale and increased income on finance receivables resulting from receivables purchases during the 1998.

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

  Income on investment in securitizations was $534,000 for the year ended December 31, 1998. This revenue was associated with the interest accrual on the Company's investment in securitizations, resulting primarily from the Initial Securitization.

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

Financial Condition

  Cash and Cash Equivalents.   Cash and cash equivalents increased from $7.9
million as of December 31, 1998 to $11.9 million as of December 31, 1999, as a result of an increase in net cash provided by operating activities and net cash from financing activities including the follow-on public offering, the interim financing facility, and the Third Securitization, offset by investing activities, principally purchases of receivables.

  Finance Receivables.   Investment in finance receivables increased 598.4% to
$187.9 million, as of December 31, 1999 from $26.9 million as of December 31, 1998. The Company purchased $147.9 million of financed receivables during the year ended December 31, 1999 with a portion of the net proceeds from the follow-on public offering, the Second Securitization, the Third Securitization, the interim financing facility, the borrowings available under the Company's credit facilities, and other cash on hand. Net accretion on finance receivables of $13.1 million was recorded for the year ended December 31, 1999 due to the effects of the accelerated rate of receivables purchases over the latter part of the year and collection patterns in early months of the collection cycle.

  Investment in Securitizations.   Investment in securitizations increased from
$30.3 million at December 31, 1998 to $31.2 million as of December 31, 1999. After payment of interest and principal on the securitization notes, servicing costs, trustee fees, insurance premiums and certain other costs, all remaining cash flows with respect to the securitized receivables are for the account of the Company. The retained investment in securitizations is accounted for at fair value. The fair value of the investment in securitizations was estimated by management based on future projected recoveries employing the Company's Portfolio Analysis Tool (PAT). PAT projected recoveries were reduced by 20% to take into account unforeseen reduced collection trends and further reduced for the estimated costs to service in the future at the 20% servicing rates established in the servicing documents and then discounted at 12% per annum, reflecting the Company's estimate of a reasonable rate of return on a subordinated retained interest. This methodology results in an effective total discount of over 30% applied to the Company's projected recoveries. Interest income is accrued on the carrying value of the investment in securitizations at 12% per annum for the estimated remaining life of the receivables of approximately five years. Once the securitization notes are retired, any collections will be applied to amortize the investment in securitizations including accrued interest income. The investment in securitizations are accounted for under the provisions of SFAS 115 as a security available for sale and marked to market in the stockholders' equity accounts of the Company. As of December 31, 1998 the amount of fair value over amortized cost is recorded as unrealized gain in the Company's stockholders' equity accounts. As of December 31, 1999, the fair value of investment in securitizations was $31.2 million and the unrealized gain was $4.2 million (pre-tax) or $2.6 million (net of taxes). Unrealized gains may fluctuate based upon changes in the discount rate utilized by the Company and changes in collection rates.

  Property and Equipment.   Property and equipment, net, increased 279.6% to
$9.3 million as of December 31, 1999 from $2.5 million as of December 31, 1998 due to $6.8 million in purchases of computer equipment, furniture, leaseholds primarily due to the opening of the Company's third operations center.

  Deferred Costs. Deferred costs increased to $3.1 million as of December 31, 1999 from $475,000 as of December 31, 1998. The deferred costs as of December 31, 1998 represent costs incurred related to the establishment of the revolving line of credit and warehouse facility. The deferred costs as of December 31, 1999 also represent costs associated with the third securitization and the interim financing.

  Other Assets. Other assets increased to $2.1 million as of December 31, 1999 from $733,000 as of December 31, 1998. Other assets as of December 31, 1999 consisted of a receivable from capital lease commitment, servicing fee receivable from the initial securitization and the second securitization, prepaid insurance and deposits. Other assets as of December 31, 1998 consisted of servicing fee receivable from the initial securitization and the second securitization, prepaid insurance and deposits.

  Accounts Payable and Accrued Expenses.   Accounts payable and accrued expenses
increased 207.5% from $1.6 million at December 31, 1998 to $5.0 million at December 31, 1999, due to a proportionate increase in operating expenses primarily associated with increased personnel and related costs.

  Notes Payable and Capitalized Lease Obligations.   Notes payable increased
from $6.8 million as of December 31, 1998 to $111.3 million as of December 31, 1999. Capitalized lease obligations increased from $1.7 million to $5.2 million for the same period. The increase in notes payable was attributable to receivables purchased under the Company's line of credit and warehouse facilities, the third securitization, and the interim financing facility. The increase in capitalized lease obligations is due to equipment purchases net of principal lease payments, principally to build out the third operations center and new information technology center.

  Other Liabilities.   Other liabilities increased $1.3 million from $346,000 as
of December 31, 1998 to $1.6 million as of December 31, 1999. Other liabilities as of December 31, 1999 and 1998 consisted primarily of lease incentives attributable to the Company's facilities leases. During 1999, the Company recorded $1.2 million in lease incentives relating to landlord paid tenant improvements for its third operations center.

  Deferred Tax Liability.   The Company's deferred tax liability at December 31,
1999 was $20.1 million compared to $11.9 million as of December 31, 1998. This increase of $8.2 million was primarily attributable to timing differences for tax purposes of the income on finance receivables.

  Total Stockholders' Equity.   Total stockholders' equity increased $55.9
million to $102.3 million at December 31, 1999 from $46.4 million at December 31, 1998 as a result of net income of $17.0 million during year ended December 31, 1999, $42.5 million of additional paid in capital resulting from the Company's follow-on public offering, $895,000 from issuance common stock from exercises of warrants and options, reduced by $4.5 million (net of taxes) from unrealized gains related to the fair value of the Company's investment in securitizations.

Liquidity And Capital Resources

  Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. In the past, the primary sources of funds to purchase receivables have been through equity offerings, securitizations of finance receivables, borrowings under two credit facilities and cash flow from operations.

  In September 1998, the Company, through Creditrust Funding I, LLC, a wholly owned consolidated special purpose financing subsidiary, entered into a securitized receivables acquisition facility (the "Warehouse Facility") with Banco Santander, New York. Utilizing an indenture and servicing agreement and an independent trustee, the Company secured an initial $30 million two-year funding commitment. The Warehouse Facility carries a floating interest rate of 65 basis points over LIBOR and is "AA" rated by Standard & Poor's Corporation. The Warehouse Facility is secured by a trust estate, primarily consisting of certain receivables to be purchased by the Company. The Company placed some of the receivables assembled in the facility into the securitizations completed in December 1998 and August 1999, and although not required under the Warehouse Facility, may securitize additional receivables that are part of this trust estate, subject to market conditions. All of the designated cash reserves available after pay off of the Company's Initial and Second Securitizations will be applied as additional reserves for the Warehouse Facility. The Company's right to service the receivables funded by the Warehouse Facility automatically terminates on a monthly basis subject to reappointment by the note insurer. Generally, the Warehouse Facility provided 95% of the acquisition cost of receivables purchased and the Company funded the remaining 5%. The Company also made a one time $900,000 liquidity reserve payment. Borrowings under the Warehouse Facility are interest-only for six months, after which time all collections of receivables, after payment of servicing costs including the servicing fee for the Company, are used to reduced the borrowings. The interest only period ended with February 2000. The Warehouse Facility was amended in February 2000, requiring the facility to be reduced to $19.0 million by July 10, 2000. Debt service on the Warehouse Facility is interest only during a six month revolving period and thereafter comprised of all collections from receivables less a 20% servicing fee. In February 2000, the fee increased to 35% pursuant to the amended indenture and servicing agreement. These servicing fees are eliminated in consolidation. There is no availability remaining under this facility. See Note I to the Consolidated Financial Statements.

  In October 1998, the Company entered into a $20.0 million revolving line of credit with a commercial lender to provide receivables acquisition financing (the "Line of Credit Facility") with Sunrock Capital Corp., a commercial lender. The facility has a term of three years during which time the Company may borrow and repay funds to purchase receivables at 80% of cost. Interest was based on prime plus 0.5% or LIBOR plus 2.5% at the option of the Company on each advance. Effective April 1, 2000, interest is prime plus 2.5%. The facility is secured by substantially all of the Company's assets, other than receivables in the Warehouse Facility, the securitizations and the SPV 99-2 facility. Debt service on the Line of Credit Facility is interest only for six months after a file is purchased. The interest only period ended with February 2000. After six months, principal is amortized over twenty-four months. The remaining availability of $4.1 million is subject to lender approval. See Note I to the Consolidated Financial Statements.

  On March 19, 1999, the Company commenced a follow-on public offering of 2.4 million shares of common stock at a public offering price of $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, the Company received net proceeds of $42.5 million. The proceeds were used to purchase additional portfolios and contribute to working capital.

  In August 1999, the Company borrowed $40 million in an interim financing through Creditrust SPV99-2, LLC ("SPV99-2"), a wholly owned subsidiary. The loan is structured similar to a securitization. SPV99-2 issued a note to institutional investors and used the proceeds to purchase $37.3 million of receivables. The notes are backed by a parent guarantee from the Company. Unless this facility is fully retired by May 2000, its terms require a conversion to a term loan due August 2003. The facility requires all collections to be used for debt service and requires the Company to use any proceeds from capital markets transactions or certain asset sales to pay down the debt. The interest rate is 12% per annum, until conversion to a term loan, and 15% thereafter. Upon conversion, a conversion fee of 3.25% is payable out of the collections on the receivables, and warrants at market price for 10% of the fully diluted common stock at the time of conversion will be released from escrow to the lenders. As of December 31, 1999, the Company had $35.6 million outstanding under this facility. Interest expense totaled $1.9 million in 1999. See Note I to the Consolidated Financial Statements.

  On August 29, 1999, the Company completed its third securitization of finance receivables (the "Third Securitization"). The Third Securitization included receivables with a charged-off amount of $1.1 billion and a carrying value of $89 million. The Company transferred the receivables to Creditrust SPV99-1, LLC ("SPV99-1"), a special purpose finance subsidiary. SPV99-1 issued an aggregate principal amount of $40 million of 9.43% Creditrust Receivables - Backed Notes, Series 1999-1, which are secured by the receivables transferred to SPV99-1. See
Note I to the Consolidated Financial Statements.

  In March 2000, the Company borrowed $648,000 from its Chairman of the Board and Chief Executive Officer pursuant to a short-term note. The proceeds of the note were used to pay an obligation of the Company under the Line of Credit Facility. The note matures on April 16, 2000 and bears interest at 6% per annum, payable upon maturity.

  Creditrust had entered into forward flow contracts with a number of credit grantors. These contracts obligated Creditrust to make monthly purchases of receivables portfolios provided they met certain agreed-upon criteria. These commitments have expired or terminated. The Company does not currently intend to enter into new forward flow contracts. Instead, the Company will purchase receivables that meet the Company's criteria when such receivables become available. See Note M to Consolidated Financial Statements.

  The Company is no longer pursuing the $55 million financing as outlined in the February 2000 term sheet. The Company continues to seek additional financing.

  The debt service requirements associated with borrowings under the Company's credit facilities have significantly increased liquidity requirements. Both the Line of Credit Facility and the Warehouse Facility interest only periods have expired and no further borrowings are permitted under the Warehouse Facility and the Line of Credit Facility is subject to lender approval. The Company's liquidity has also been adversely impacted by its lower than estimated collections and higher cost of receivables purchased in 1999 under forward flow contracts. The Company has experienced difficulty in obtaining financing with amortization and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing. The Company believes that other receivables purchasers have experienced similar difficulties in this financial market. The Company anticipates that its operating cash flow and strategic sales of receivables that occur subsequent to consent by various lenders will be sufficient to meet its anticipated future operating expenses, and to service its debt requirements as they become due. However, without additional financing to buy receivables, the Company will not be able to grow. An extended period of no further financing would require management to take steps to reduce operating expenses to stay in line with reducing revenues that accompany a static receivables base.

Year 2000

  The Year 2000 issue arises out of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 99 for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. As of the date of this filing, the Company has not experienced any significant system failures, miscalculations, or any disruption of operations including, among other things, a temporary inability to process transactions, send letters and statements or engage in similar activities.

Inflation

  The Company believes that inflation has not had a material impact on its results of operations for the three years ended December 31, 1997, 1998 and 1999.

Risk Factors and Forward-Looking Statements

  You should carefully consider the risks described below. If any of the following risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report.

Growth Rate--We may not be able to maintain our growth rate.

  We have rapidly expanded and developed our business during the last two years. This expansion and development has placed and will continue to place great demands on our management, administrative, operational and financial resources. We may not be able to finance this anticipated growth, or manage it effectively, which would harm our business, results of operations and financial condition, and our ability to meet our debt service obligations. Inability to manage this growth could also affect our ability to fulfill our servicing obligations with respect to various securitized pools of assets for which we act as servicer. Future growth and development will depend on numerous factors, including our ability to :

  .  develop and expand relationships with credit grantors;

  .  recruit, train and retain a sufficient number of qualified employees;

  .  maintain quality service to our customers and credit grantors; and

  . enhance and maintain our information technology, operational and financial systems.

Labor Resources--Our growth and profitability depend on adequate labor resources.

  The consumer debt collection business is labor intensive and generally experiences high rates of personnel turnover. Our business requires us to recruit and train significant numbers of qualified personnel. If we are unable to recruit and retain an adequate number of qualified employees, we could be forced to limit our growth or possibly curtail the collection activities we perform for ourselves or our subsidiaries, including various securitization vehicles. If companies in this business and similar industries, such as the collection agency business and the teleservices and telemarketing industries, increase their efforts to recruit available qualified employees, or if new companies recruit in our labor market, our operations could be adversely affected.

Substantial Debt--Our debt levels could limit flexibility in responding to business developments and result in a competitive disadvantage.

  Our level of debt could result in a number of adverse effects, including:

  .  increasing our vulnerability to a downturn in our business;

  .  limiting our ability to obtain necessary financing in the future;

  . requiring us to dedicate a substantial portion of our cash flows from operations to pay debt service obligations rather than for other purposes, such as working capital, purchasing additional portfolios of consumer receivables or capital expenditures;

  . limiting our flexibility to plan for, or react to, changes in our business and market; and

  . making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

  A portion of the debt on Creditrust's balance sheet is non-recourse to Creditrust. The cash flows on assets associated with some of the debt may be restricted to servicing the non-recourse debt and may not be available generally to Creditrust.

Possible Losses--We may generate losses on consumer receivables if we are not successful at recovering in excess of our purchase and servicing costs.

  We purchase, own, and manage consumer receivables generated by consumer credit card and other consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. If we are unable to obtain recoveries on the receivables in amounts in excess of the amount paid for the receivables, we could incur significant losses, which could make it difficult for us to obtain funds to continue operations or repay debts. Our future profitability and our ability to finance further purchases of receivables depends on success in predicting collectibility and cash flows on our pools of receivables. However, actual recoveries on the receivables may vary as a result of a variety of factors, including general economic conditions and other factors beyond our control and may be less than the amount of expected recoveries.

Reporting Estimates--We use estimates in reporting our results.

  We recognize revenue based on estimates of future collections on the pools of receivables we manage. Although estimates are based on statistical analysis, the actual amount collected on these pools may not correlate with our historical statistical experience. We have also engaged in two securitization transactions that have resulted in gain on sale and the recognition of residual interests, although we do not intend to structure future transactions to result in gain on sale income. The accounting for securitizations also relies on estimates.

  If collections on these pools are less than estimated, we may be required to take a charge to earnings in an amount that could materially adversely affect our earnings. Similarly, we would be required to take a charge to earnings if there was a decline in the fair value of the residual investment in securitizations which was larger than any unrealized gain and was deemed other than temporary.

  Unanticipated future events, including refinements to our cash flow models, may result in changes in estimates in future periods. We adjust our models with a view toward refining the predictability of both the amount and timing of collections. For the years ended December 31, 1995 and 1996, we relied largely on the average past performance of our entire portfolio. After extensive statistical analysis of static pool performance data during the year ended December 31, 1997, we implemented a further refinement in our cash flow models. The refinement included static, pool-specific estimates and had the effect of reducing total future projected cash flows on a portfolio-wide basis. The total effect on the individual static pools of this change in estimates was to decrease our net earnings for the year ended December 31, 1997 by approximately $700,000 after taxes from the amount that would have been computed prior to this change. In the fourth quarter of 1999, the Company reduced the remaining estimates by 12% to reflect the historical cumulative trend in collections. While we believe that our cash flow models will continue to provide reasonably accurate forecasts of future collections, changes in collections due to staffing and systems' capacity, as well as changes in collection patterns within our portfolios, which may result from a variety of factors beyond our control, including changes in general economic conditions and changes in consumer attitudes toward repayment of defaulted obligations, may make previous estimates inaccurate or alter the way we make future estimates.

Receivables Market--We may experience a shortage of available receivables for purchase.

  Our ability to grow and to meet our debt service obligations depends upon the growth in the level of our operations, which in turn depends upon continued availability of receivables that meet our requirements. The availability of portfolios of receivables for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt generally and defaulted consumer debt in particular and competitive factors affecting potential purchasers and sellers of portfolios of receivables. Any slowing in the growth of consumer debt or defaulted consumer debt could constrain the supply of consumer receivables available at attractive prices. If new competitors enter the business, access to additional consumer receivables may also become limited. In addition, if competing buyers raise the prices they are willing to pay for portfolios of consumer receivables above those we may deem appropriate, we may be unable to buy these receivables at prices consistent with return targets that would assure adequate levels of revenues for debt service.

Securitizations--We engage in securitization transactions, which could expose us to risk.

  To date, we have completed four securitization transactions, two of which have resulted in gain on sale. We intend only to pursue securitization transactions that will not result in a gain on sale income. Our quarterly financial statements could be materially affected by any possible future write-down associated with changes in the fair value of the residual investment in the two previous securitizations that resulted in gain on sale income. We could also lose the right to service the receivables included in securitizations for a variety of reasons. These reasons include defaults in servicing obligations, breaches of representations and warranties related to a securitization, bankruptcy or other insolvency of Creditrust, and other matters. Further, with regard to two of the Company's securitizations, the Company's right to service the receivables automatically terminates on a monthly basis subject to reappointment by the note insurer. The loss of the right to service the receivables included in the securitizations would have a material adverse effect on us.

Our Stock Price May Experience Volatility--The market price for our common stock or other securities may be adversely affected by fluctuations in our quarterly operating results.

  Because of the nature of our business, our quarterly operating results may fluctuate in the future, which may adversely affect the market price of our common stock. The reasons our results may fluctuate include:

  .  The timing and amount of collections on our receivables;

  . Any charge to earnings resulting from a decline in value of our residual investment in securitization or our portfolios;

  . Increases in operating expenses associated with the growth of our operations; and

  . Comparison to prior periods when our revenues included significant amounts of gain on sale.

Control by Principal Stockholder--Joseph K. Rensin owns a substantial amount of our voting securities and may influence our affairs.

  Joseph K. Rensin beneficially owns approximately 50% of our outstanding voting securities. Accordingly, Mr. Rensin has the ability to influence the outcome of elections of directors and other matters presented for approval by our stockholders. Under Maryland law and our charter, owners of a majority of our outstanding common stock are able to elect all of our directors and approve significant corporate transactions without the approval of the other stockholders. As a result, Mr. Rensin will continue to have the ability, either alone or together with a small percentage of other stockholders, to elect all of our directors and to control the vote on all matters submitted to a vote of the holders of our common stock, including any going private transaction, merger, consolidation or sale of all or substantially all of our assets. We cannot assure you that the interests of either Mr. Rensin or Creditrust will not conflict with your interests as a holder of common stock.

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

  The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $780,000 as of December 31, 1999. There would be no impact on the Company's future cash flows or net earnings.

Item 8.   Consolidated Financial Statements and Supplementary Data

                             CREDITRUST CORPORATION

                   Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants  ................................................         29
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and 1999  ....................................         30
  Consolidated Statements of Earnings for the years ended December 31, 1997, 1998 and 1999  ........         31
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
    December 31, 1997, 1998 and 1999  ..............................................................         32
  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999  ......         33
  Notes to Consolidated Financial Statements  ......................................................         34

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Creditrust Corporation

  We have audited the accompanying consolidated balance sheets of Creditrust Corporation (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Creditrust Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1997, 1998 and 1999 in conformity with generally accepted accounting principles.



Grant Thornton LLP

Vienna, Virginia
February 11, 2000 (except for note S, as to which the date is March 30, 2000)

                             CREDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                             1998             1999
                                                                                         -------------   ---------------
                                              Assets
Cash and cash equivalents  ..........................................................       $ 7,906          $ 11,927
Finance receivables held for sale....................................................            --             3,126
Finance receivables  ................................................................        26,915           184,858
Investment in securitizations  ......................................................        30,269            31,169
Property and equipment  .............................................................         2,449             9,297
Deferred costs  .....................................................................           476             3,111
Other assets.........................................................................           733             2,087
                                                                                            -------          --------
     Total Assets  ..................................................................       $68,748          $245,575
                                                                                            =======          ========
                                 Liabilities and Stockholders' Equity
Accounts payable and accrued expenses  ..............................................       $ 1,621          $  4,986
Notes payable  ......................................................................         6,789           111,306
Capitalized lease obligations  ......................................................         1,652             5,208
Deferred tax liability  .............................................................        11,915            20,132
Other liabilities  ..................................................................           346             1,606
                                                                                            -------          --------
     Total Liabilities  .............................................................        22,323           143,238
Stockholders' Equity
  Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
   outstanding  .....................................................................            --                --
  Common stock, $.01 par value; 20,000,000 shares authorized, 8,000,000
   Shares issued and 7,984,480 outstanding at December 31, 1998 and 10,469,068
           Shares issued and 10,453,548 outstanding at December 31, 1999  ...........            80               105
  Additional paid-in capital  .......................................................        27,754            71,078
  Stock held for benefit plans  .....................................................          (269)             (269)
  Net unrealized gains on available for sale securities  ............................         6,714             2,259
  Retained earnings  ................................................................        12,146            29,164
                                                                                            -------          --------
     Total Stockholders' Equity  ....................................................        46,425           102,337
                                                                                            -------          --------
     Total Liabilities and Stockholders' Equity  ....................................       $68,748          $245,575
                                                                                            =======          ========

 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except share data)

                                                                                          Year ended December 31,
                                                                          -------------------------------------------------------
                                                                                1997               1998               1999
                                                                          -----------------   ---------------   -----------------
Revenue
  Income on finance receivables  .....................................       $    7,246        $   12,817         $    70,489
  Servicing fees  ....................................................            2,580             3,110               5,508
  Income on investment in securitizations  ...........................               --               533               5,027
  Gain on sale  ......................................................               --            18,414                  --
                                                                             ----------        ----------         -----------
                                                                                  9,826            34,874              81,024
Expenses
  Personnel  .........................................................            5,922            11,917              32,715
  Communications  ....................................................              912             1,645               3,903
  Professional fees  .................................................              504             1,012               3,029
  Rent and other occupancy  ..........................................              853             1,195               2,870
  Contingency legal and court costs  .................................              320               349               2,413
  General and administrative  ........................................              271               686               2,105
  Forward flow termination............................................               --                --               1,300
  Extinguishment of deferred costs....................................               --                --                 436
                                                                             ----------        ----------         -----------
                                                                                  8,782            16,804              48,771
                                                                             ----------        ----------         -----------
Earnings from Operations  ............................................            1,044            18,070              32,253
Other Income (Expense)
  Interest and other  ................................................               15               312               1,541
  Interest expense  ..................................................             (377)             (616)             (5,901)
                                                                             ----------        ----------         -----------
Earnings Before Income Taxes  ........................................              682            17,766              27,893
Provision for Income Taxes  ..........................................              226             7,005              10,875
                                                                             ----------        ----------         -----------
Earnings Before Extraordinary Item  ..................................              456            10,761              17,018
Extraordinary Item--loss on extinguishment of debt (net of
     taxes)  .........................................................               --              (566)                 --
                                                                             ----------        ----------         -----------

Net Earnings  ........................................................       $      456        $   10,195         $    17,018
                                                                             ==========        ==========         ===========
Basic Earnings Per Common Share Before Extraordinary Item  ...........       $      .08        $     1.57               $1.72
Extraordinary Item--loss on extinguishment of debt (net of
     taxes)  .........................................................               --              (.08)                 --
                                                                             ----------        ----------         -----------
Basic Earnings Per Common Share  .....................................       $      .08        $     1.49               $1.72
                                                                             ----------        ----------         -----------
Weighted-Average Number of Basic Common Shares Outstanding
 During the Year  ....................................................        6,000,000         6,827,506           9,907,535
                                                                             ==========        ==========         ===========

Diluted Earnings Per Common Share Before Extraordinary Item  .........       $      .08        $     1.56               $1.67
Extraordinary Item--loss on extinguishment of debt (net of
     taxes)  .........................................................               --              (.08)                 --
                                                                             ----------        ----------         -----------
Diluted Earnings Per Common Share  ...................................       $      .08        $     1.48               $1.67
                                                                             ==========        ==========         ===========
Weighted-Average Number of Diluted Common Shares
 Outstanding During the Year  ........................................        6,000,000         6,898,870          10,180,900
                                                                             ==========        ==========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       (in thousands, except share data)

                                                              Additional                 Stock    Accumulated
                                              Common Stock     Paid-in Preferred Stock  Held for     Other
                                            -----------------  Capital ---------------  Benefit  Comprehensive Retained
                                            Shares     Amount  Amount  Shares   Amount   Plans      Income     Earnings     Total
                                            ------     ------  ------  ------   ------   -----      ------     --------     -----
Balance at January 1, 1997  .............  6,000,000    $60   $    53   $--      $--    $  --       $   --     $ 1,495     $ 1,608
Net earnings.............................         --     --        --    --       --       --           --         456         456
                                           ---------   ------  ------  ------   ------   -----      ------     --------    -------
Balance at December 31, 1997  ...........  6,000,000     60        53    --       --       --           --       1,951       2,064
Initial public offering  ................  2,000,000     20    27,291    --       --       --           --          --      27,311
Value of common stock purchase
    warrants issued in connection with
    subordinated debt financing  ........         --     --       410    --       --       --           --          --         410
Stock purchased for benefit plans  ......    (15,520)    --        --    --       --     (269)          --          --        (269)
Net earnings  ...........................         --     --        --    --       --       --           --      10,195      10,195
Other Comprehensive Income,
    unrealized gains on available for
    sale securities, net of taxes of
    $4,214  .............................         --     --        --    --       --       --        6,714          --       6,714
                                                                                                                          --------
Total Comprehensive Income  .............                                                                                   16,909
                                          ----------   ----   -------   ---     ----   ------      -------     -------    --------
Balance at December 31, 1998  ...........  7,984,480     80    27,754    --       --     (269)       6,714      12,146      46,425
Common stock offering....................  2,400,000     24    42,429    --       --       --           --          --      42,453
Common stock issued on options and
    warrants exercised...................     69,068      1       895    --       --       --           --          --         896
Net earnings.............................         --     --        --    --       --       --           --      17,018      17,018
Other Comprehensive Income,
    decrease in unrealized gains on
    available for sale securities,
    net of...............................         --     --        --    --       --       --       (4,455)         --      (4,455)
    taxes of $2,288  ....................                                                                                 --------
Total Comprehensive Income  .............                                                                                   12,563
                                          ----------   ----   -------   ---     ----   ------      -------     -------    --------
Balance at December 31, 1999............. 10,453,548   $105   $71,078    --     $ --   $(269)      $ 2,259     $29,164    $102,337
                                          ==========   ====   =======   ===     ====   ======      =======     =======    ========

 The accompanying notes are an integral part of these consolidated statements.

                             CREDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Year ended December 31,
                                                                         ---------------------------------------------------
                                                                              1997              1998              1999
                                                                         ---------------   --------------   ----------------

Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
  Net earnings  ........................................................        $   456         $ 10,195          $  17,018
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization  ....................................            209              369              1,013
     Deferred tax expense  .............................................            471            6,960             10,875
     Gain on sale  .....................................................             --          (18,414)                --
     Income on investment in securitization (accretion).................             --               --             (5,027)
     Extraordinary item--loss on extinguishment of debt (net of
      taxes)  ..........................................................             --              566                 --
  Changes in assets and liabilities:
     Increase in other assets  .........................................           (197)            (517)            (1,696)
     Increase in accounts payable and accrued expenses  ................            196              968              3,365
     Increase (decrease) in other liabilities  .........................            296              (69)                67
     Increase (decrease) in current income taxes
      payable/receivable  ..............................................           (194)             200                 --
                                                                                -------         --------          ---------
Net Cash and Cash Equivalents Provided by Operating Activities  ........          1,237              258             25,615
                                                                                -------         --------          ---------
Cash Flows from Investing Activities
  Collections applied to principal (accretion) on finance
   receivables, net  ...................................................          2,111           (3,413)           (13,145)
  Investment in securitizations  .......................................             --           (1,934)            (2,616)
  Purchases of property and equipment  .................................           (123)            (347)            (5,933)
  Acquisitions of finance receivables  .................................           (557)         (58,336)          (147,924)
  Proceeds from securitizations  .......................................             --           38,517                 --
  Proceeds from portfolios sold, net  ..................................             --              562                 --
                                                                                -------         --------          ---------
Net Cash and Cash Equivalents Provided by (Used in) Investing
 Activities  ...........................................................          1,431          (24,951)          (169,618)
                                                                                -------         --------          ---------
Cash Flows from Financing Activities
  (Payments on) proceeds from notes payable and other debt, net  .......         (1,660)           4,675            104,517
  Proceeds from subordinated debt   ....................................             --            4,530                 --
  Payments on subordinated debt   ......................................             --           (4,530)                --
  Net (payments) proceeds on capital lease obligations   ...............           (179)            (357)             3,082
  Proceeds from issuance of common stock   .............................             --           27,311             42,453
  Common stock purchased for benefit plans  ............................             --             (269)                --
  Proceeds from common stock issued on warrants and options
   exercised   .........................................................             --              410                896
  Deferred costs  ......................................................           (535)              59             (2,924)
                                                                                -------         --------          ---------
Net Cash and Cash Equivalents (Used in) Provided by Financing
 Activities.............................................................         (2,374)          31,829            148,024
                                                                                -------         --------          ---------
Net Increase in Cash and Cash Equivalents...............................            294            7,136              4,021
Cash and Cash Equivalents at Beginning of Year  ........................            476              770              7,906
                                                                                -------         --------          ---------
Cash and Cash Equivalents at End of Year  ..............................        $   770         $  7,906          $  11,927
                                                                                =======         ========          =========

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Creditrust Funding I LLC, Creditrust Card Services Corporation, Creditrust SPV99-1, LLC, Creditrust SPV99-2 Capital, Inc.,
and Creditrust SPV99-2, LLC.   All material inter-company accounts and
transactions have been eliminated.

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

  Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize income on finance receivables and to estimate the fair value of investment in securitizations. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material (See Note D).

 Cash and Cash Equivalents

  The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. The Company's two securitizations that are accounted for as secured borrowings have provisions which restrict the Company's use of cash. Restricted cash as of December 31, 1998 and 1999 was $900,000 and $3.3 million, respectively.

 Finance Receivables/Interest Income

  The Company accounts for its investment in finance receivables on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes, usually based on acquisition timing and/or by seller. Once a static pool is established, the receivables in the pool are not changed. Proceeds from the sale of accounts that are included as part of a static pool are accounted for as collections in the pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the contractual receivable of the accounts in the static pools is not recorded since the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool is initially recorded at cost.

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

 Servicing Fees

  Servicing fees are recognized on securitized receivables under the terms of four indenture and servicing agreements. The Company recognizes as a servicing fee 20% of collections in the two 1998 gain on sale securitizations. The Company eliminates in consolidation the servicing fee of 20% of collections in the two securitizations treated as secured borrowings. In accordance with terms of a servicing agreement on a non-securitized portfolio from August 1997 through June 1998, the Company recognized as a servicing fee a predetermined percentage of collections on the related receivables.

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

 Deferred Costs

  The Company accounts for expenditures, principally legal and accounting fees in connection with its preparation to sell stock in its public offerings, as capitalized and deferred until the offering occurs. The costs are netted against the capital raised in the offerings.

  The Company accounts for legal and professional fees in connection with its securitization efforts as capitalized and deferred until the securitizations are closed. All transaction costs, including legal and accounting fees, are expensed when the gain on sale is recognized or amortized for securitizations classified as secured borrowings, over the note term.

  The Company capitalized legal and accounting costs incurred in connection with its placement of senior subordinated notes in 1998. The costs were allocated between the financing costs of the notes and the paid-in capital of the warrants. The debt financing costs were amortized until the notes were paid off with the proceeds of the initial public offering, at which time the balance of deferred costs were expensed and included in the extraordinary loss.

  The Company capitalized legal and accounting costs incurred in connection with its establishment of the warehouse and revolving line-of-credit facilities in 1998, and with its interim financing facility and secured borrowing securitization in 1999. The costs are being amortized against income over the terms of the facilities.

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

 Accounting for Transfers of Financial Assets

  In 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control; under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 125 for the year ended December 31, 1997.

 Reporting Comprehensive Income

  The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items required to be recognized under accounting standards as components of comprehensive income, to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. For the year ended December 31, 1997, the Company had no material sources of other comprehensive income. The Company's investment in securitizations is classified as available for sale, as such, in accordance with SFAS No. 115, the Company recognizes as other comprehensive income the unrealized gains or losses for the difference between the amortized cost and estimated fair value net of income taxes (See Note E).

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

 Public Offerings

  On July 29, 1998, the Company commenced an initial public offering of 2.0 million shares of common stock at an initial public offering price of $15.50 per share. The Company's sole stockholder also sold 500,000 shares of common stock in the offering, which closed on August 3, 1998, and an additional 308,711 shares pursuant to an underwriters' overallotment option which was subsequently exercised and closed on September 2, 1998. After payment of underwriting discounts and commissions and other offering expenses, the Company received net proceeds of $27.3 million. The proceeds were used to repay the subordinated notes, purchase additional portfolios and contribute to working capital.

  On March 19, 1999, the Company commenced a follow-on public offering of 2.4 million shares of common stock at a public offering price of $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, the Company received net proceeds of $42.5 million. The proceeds were used to purchase additional portfolios and contribute to working capital.

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

  The Company did not have any potentially dilutive items for the year ended December 31, 1997. The following tables reconciles basic and diluted EPS for the years ended December 31:

                                                                              (in thousands, except share data)
                               1998                                                                           Per
                                                                             Earnings        Shares          Share
                                                                           (Numerator)    (Denominator)      Amount
                                                                           -----------    -------------      ------
Basic EPS
Earnings before extraordinary item  .............................            $10,761                          $1.57
Extraordinary item--loss on extinguishment of debt
 (net of taxes)  ................................................               (566)                          (.08)
                                                                             -------                          -----
Net earnings  ...................................................             10,195       6,827,506           1.49
Effect of Dilutive Securities
Warrants  .......................................................                 --          54,276
Stock options  ..................................................                 --          17,088
                                                                             -------      ----------
Diluted EPS
Earnings before extraordinary item plus assumed conversions  ....             10,761                           1.56
Extraordinary item--loss on extinguishment of debt (net of taxes)
    plus assumed conversions  ...................................               (566)                          (.08)
                                                                             -------                          -----
Net earnings plus assumed conversions  ..........................            $10,195       6,898,870          $1.48
                                                                             =======      ==========          =====
                                                                              (in thousands, except share data)
                               1999                                                                           Per
                                                                             Earnings        Shares          Share
                                                                           (Numerator)    (Denominator)      Amount
                                                                           -----------    -------------      ------
Basic EPS
Net earnings  ...................................................            $17,018       9,907,535          $1.72
Effect of Dilutive Securities
Warrants  .......................................................                 --         193,120
Stock options  ..................................................                 --          80,245
                                                                             -------      ----------
Diluted EPS
Net earnings plus assumed conversions  ..........................            $17,018      10,180,900          $1.67
                                                                             =======      ==========          =====

 Employee Stock Options

  The Company accounts for its employee stock options in accordance with the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB
25). Under this method, if options are priced at or above the quoted market price on the date of grant, there is no compensation expense recognized by the Company as a result of the options.

Reclassifications

  Certain amounts in prior years have been reclassified to conform to the current year presentation.

Note C--Fair Value of Financial Instruments

  The accompanying financial statements include various estimated fair value information as of December 31, 1998 and 1999, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of the Company.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

 Cash and Cash Equivalents

  The carrying amount approximates fair value.

 Finance Receivables

  The Company records finance receivables at cost, which is discounted from the actual principal balance. The fair value of finance receivables was estimated based upon discounted future cash flows. The carrying value of finance receivables approximates fair value at December 31, 1998 and 1999.

 Investment in Securitizations

  Investment in securitizations is recorded at estimated fair value based on discounted future cash flows.

 Notes Payable

  Quoted market prices for the same or similar issues or the current rate offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's notes payable. At December 31, 1998 and 1999, the carrying amount of the notes payable approximates fair value.

Note D--Finance Receivables

  The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the year ended December 31:

                                                                                               (in thousands)
                                                                                         1998                1999
                                                                                   -----------------   -----------------
Balance, at beginning of year  ......................................                   $  5,050          $   26,915
  Purchases of finance receivables  .................................                     58,336             147,924
  Finance receivables held for sale  ................................                         --              (3,126)
  Accretion to principal ............................................                      4,971              23,903
  Amortization of principal .........................................                     (1,558)            (10,758)
  Securitization of finance receivables  ............................                    (39,884)                 --
                                                                                        --------          ----------
Balance, at end of year  ............................................                   $ 26,915          $  184,858
                                                                                        --------          ----------
Unrecorded discount (unaudited)  ....................................                   $448,473          $2,456,535
                                                                                        ========          ==========

  To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1998 and 1999, no provision for loss has been recorded.

  As of December 31, 1999, the Company had $3.1 million of purchased finance receivables that have been classified as held for sale. Subsequent to year-end, all of the finance receivables held for sale were sold for cost and therefore no gain or loss was recognized.

 Changes in Estimates

  The Company monitors its projection models with a view towards enhancing predictability of both the amount and timing of collections. After extensive statistical analysis of individual static pool performances in 1997, the Company implemented a refinement in its analysis of projected collections used to compute the effective interest rate for income recognition. The refinement included individual static pool estimates and had the effect of reducing total static pools' future projected cash flows. Management believes the change reflects a more predictable and conservative estimate. The total aggregate effect on the specific static pools of the change in estimate was to decrease net earnings by $700,000 in 1997. In the fourth quarter of 1999, the Company reduced the remaining estimates by 12% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce earnings in 1999 by $2.8 million after tax.

Note E--Investment in Securitizations

  Investment in securitizations for the year ended December 31, 1998 and 1999 is comprised of the following:

                                                                    (in thousands)
                                                                                                   Estimated
                                               Cash           Amortized        Unrealized             Fair
                                             Reserves            Cost             Gains              Value
                                         ----------------   --------------   ---------------    ----------------
Balance as of January 1, 1998  ........       $   --           $    --          $    --            $    --
Retained interests recorded  ..........        2,085            16,874               --             18,959
Unrealized gains.......................           --                --           10,928             10,928
Income accrued  .......................           --               533                                 533
Allowed reduction in reserves  ........         (151)               --               --               (151)
                                              ------           -------          -------            -------

Balance as of December 31, 1998  ......        1,934            17,407           10,928             30,269

Deposits to cash reserves  ............        2,616                --               --              2,616
Decrease in unrealized gains...........           --                --           (6,743)            (6,743)
Income accrued  .......................           --             5,027               --              5,027
                                              ------           -------          -------            -------
Balance as of December 31, 1999  ......       $4,550           $22,434          $ 4,185            $31,169
                                              ======           =======          =======            =======

  The investment in securitizations accrues interest at 12% per annum. The net after tax effect of unrealized gains is reflected as a separate component of stockholders' equity and is included in other comprehensive income. Fair value, absent actual market quotations for similar securities, was estimated based on discounted future cash flows.

Note F--Property and Equipment

  Property and equipment consist of the following at:

                                                                         (in thousands)
                                                                          December 31,
                                                                   ---------------------------
                                                                       1998           1999
                                                                   ------------   ------------
Computer equipment and software  .....................                $2,105        $ 7,037
Furniture and fixtures  ..............................                   955          1,293
Leasehold improvements................................                   120          2,422
                                                                      ------        -------
                                                                       3,180         10,752
Less accumulated depreciation and amortization  ......                  (731)        (1,455)
                                                                      ------        -------
                                                                      $2,449        $ 9,297
                                                                      ======        =======

  As of December 31, 1998 and 1999, property and equipment purchased pursuant to capital leases was $2.2 million and $6.5 million, less accumulated depreciation of $373,000 and $836,000, respectively.

Note G--Deferred Costs

  Deferred costs consist of the following at:

                                                               (in thousands)
                                                                 December 31,
                                                          --------------------------
                                                              1998          1999
                                                          ------------   -----------
Credit facilities  ......................                     $ 476        $  697
SPV99-1 Securitization  .................                        --           844
SPV99-2 Financing........................                        --         1,570
                                                              -----        ------
                                                              $ 476        $3,111
                                                              =====        ======

  During 1999, certain legal and accounting costs totaling $436,000 were expensed in connection with the termination of a capital markets transaction.

Note H--Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following at:

                                                              (in thousands)
                                                               December 31,
                                                        -----------------------------
                                                            1998            1999
                                                        -------------   -------------
Accounts payable  ...............................          $  512          $1,453
Accrued other liabilities  ......................             414           1,550
Accrued salaries, taxes and fringe benefits  ....             695           1,983
                                                           ------          ------
                                                           $1,621          $4,986
                                                           ======          ======

Note I--Notes Payable

 Non Recourse Warehouse Facility

  In September 1998, the Company established through a wholly owned consolidated special purpose finance subsidiary, Creditrust Funding I LLC, an initial $30 million revolving warehouse facility for use in acquiring finance receivables. The warehouse facility carries a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The warehouse facility is secured solely by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the special purpose finance subsidiary, and is non recourse to the parent company and its other assets. Generally, the warehouse facility provided 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is included in cash on the balance sheet and restricted as to use until the warehouse facility is retired. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $20.0 million plus 75% of net earnings. The Company has agreed to apply all of the designated cash reserves available after pay off of its 1998 securitizations as additional reserves for the Warehouse.

  Pursuant to a December 1999 amendment, the Company's right to service the receivables funded by the Warehouse Facility automatically terminates on a monthly basis subject to reappointment by the note insurer. The indenture and servicing agreement was amended in February 2000, requiring the facility to be reduced to $19 million by July 10, 2000. Debt service on the Warehouse facility is interest only during a six month revolving period and thereafter comprised of all collections from receivables less a 20% servicing fee. The interest only period ended with February 2000. In February 2000, the fee increased to 35% pursuant to the amended indenture and servicing agreement. The servicing fees are eliminated in consolidation.

  During 1999, the Company borrowed $55.5 million under the facility and repaid $30.0 million. Interest expense, trustee fees and guarantee fees aggregated $109,691 and $1.4 million in 1998 and 1999, respectively. As of December 31, 1999, the amount outstanding was $25.5 million and the carrying value of the assets included in the Warehouse facility were $27.3 million. As of December 31, 1998, no amounts were outstanding. As of December 31, 1999, the Company had no available funds under this facility.

 Revolving Line of Credit

  In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility has a term of three years, during which time the Company may borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest was based on prime plus 0.5%, or LIBOR plus 2.5% at the option of the Company on each advance. Pursuant to an amendment to the loan documents in March 2000, interest is prime plus 2.5% effective April 1, 2000. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. Outstanding debt on the line as of December 31, 1998 and 1999 was $6.8 million and $15.9 million, respectively. Interest expense totaled $97,000 and $1.4 million in 1998 and 1999, respectively. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $30.0 million plus 50% of net earnings. Debt service on the revolving facility is interest only for six months following the purchase of receivables. The interest only period ended with February 2000. After six months, principal is payable over twenty-four months. As of December 31, 1999, the Company had $4.1 available under the line.

 SPV99-2 Financing

  In August 1999, the Company borrowed $40 million in an interim financing through Creditrust SPV99-2, LLC ("SPV99-2"), a wholly owned subsidiary. The loan is structured similar to a securitization. SPV99-2 issued a note to institutional investors and used the proceeds to purchase $37.3 million of receivables. The notes are backed by a parent guarantee from the Company. Unless this facility is fully retired by May 2000, its terms require a conversion to a term loan due August 2003. The facility requires all collections to be used for debt service and requires the Company to use any proceeds from capital markets transactions or certain asset sales to pay down the debt. The interest rate is 12% per annum, until conversion to a term loan, and 15% thereafter. Upon conversion, a conversion fee of 3.25% is payable out of the collections on the receivables, and warrants for 10% of the fully diluted common stock at the time of conversion will be released from escrow to the lenders. As of December 31, 1999, the Company had $35.6 million outstanding under this facility. Interest expense totaled $1.9 million in 1999. See Note I to the Consolidated Financial Statements. As of December 31, 1999, the Company had no funds remaining in this facility available for use.

 Non Recourse SPV 99-1 Securitization Note

In August 1999, the Company issued a $40.0 million asset backed securitization note through its newly formed special purpose subsidiary Creditrust SPV99-1, LLC (Series 1999-1). The Note is secured by the receivables pledged to the note holders and is non-recourse to the parent Company and its other assets. Interest is payable at 9.43% per annum and the final maturity date of the note is July 2004. Interest expense totaled $1.2 million in 1999. A one-time $2.4 million liquidity reserve is included in cash on the balance sheet and restricted as to use until the note is retired. The securitization did not qualify for gain on sale accounting under generally accepted accounting principles, with the result that the securitization notes are treated as a secured borrowing and appear as debt on the consolidated financial statements of the Company. As of December 31, 1999, the Company had $34.3 million outstanding under this facility. Debt service is paid from all collections on the receivables less a 20% servicing fee. Servicing fees are eliminated in consolidation.

  At December 31, 1999, the Company had, on a consolidated basis, $4.1 million available under all existing debt facilities to borrow for purchases of finance receivables, subject to lender approval. None of the available funds can be used for operating purposes. As of December 31, 1999, required and projected minimum principal payments payable by the Company were as follows:


      Year ending December 31,                                  (in thousands)
      ------------------------
      2000..................................................        $ 80,424
      2001..................................................          26,217
      2002..................................................           4,665
                                                                    --------
         Total minimum principal payments...................        $111,306
                                                                    ========

  The debt service requirements associated with borrowings under the Company's credit facilities have significantly increased liquidity requirements. Both the Line of Credit Facility and the Warehouse Facility interest only periods have expired and no further borrowings are permitted under the Warehouse Facility and the Line of Credit Facility is subject to lender approval. The Company's liquidity has also been adversely impacted by its lower than estimated collections and higher cost of receivables purchased in 1999 under forward flow contracts. The Company has experienced difficulty in obtaining financing with amortization and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing. The Company believes that other receivables purchasers have experienced similar difficulties in this financial market. The Company anticipates that its operating cash flow and strategic sales of receivables that occur subsequent to consent by various lenders will be sufficient to meet its anticipated future operating expenses, and to service its debt requirements as they become due. However, without additional financing to buy receivables, the Company will not be able to grow. An extended period of no further financing would require management to take steps to reduce operating expenses to stay in line with reducing revenues that accompany a static receivables base.

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

Note K--Capitalized Lease Obligations

  The Company has entered into capital lease obligations to finance the purchase of computer equipment and furniture. The terms of these leases range from 36 to 48 months. The balance due on the leases was $1.7 million and $5.2 million as of December 31, 1998 and 1999, respectively. Interest rates range from 8.7% to 11.4%; and interest expense was $61,000, $133,000 and $251,000 in 1997, 1998 and
1999, respectively.

  For the year ended December 31, 1999, future minimum annual lease payments under capital leases together with their present value are as follows:


      As of December 31,                                          (in thousands)
      ------------------
      2000  ..........................................                $2,274
      2001  ..........................................                 2,078
      2002  ..........................................                 1,518
      2003  ..........................................                    30
                                                                      ------
      Total minimum lease payments  ..................                 5,900
      Amount representing interest  ..................                  (692)
                                                                      ------
      Present value of minimum lease payments  .......                $5,208
                                                                      ======

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

  The provision for income taxes consists of the following for the years ended:

                      (in thousands)                                      December 31,
                                                       --------------------------------------------------
                                                            1997             1998              1999
                                                       --------------   ---------------   ---------------
Current expense (refund)
  Federal  ..............................................  $(161)            $   --           $    --
  State  ................................................    (39)                45                --
                                                           -----             ------           -------
                                                            (200)                45                --
Deferred
  Federal  ..............................................    347              5,811             8,904
  State  ................................................     79              1,149             1,971
                                                           -----             ------           -------
                                                             426              6,960            10,875
                                                           -----             ------           -------
Total....................................................  $ 226             $7,005           $10,875
                                                           =====             ======           =======

  The net deferred tax liability consists of the following as of:

                      (in thousands)                                         December 31,
                                                                   ---------------------------------
                                                                         1998              1999
                                                                   ---------------   ---------------
Deferred tax assets
  Deferred income  ......................................              $   116          $   599
  Net operating loss carryforward  ......................                4,078           17,559
  Other  ................................................                   44              221
                                                                       -------          -------
Gross deferred tax assets  ..............................                4,238           18,379
Deferred tax liabilities
  Finance receivables  ..................................                  400           24,764
  Investment in securitizations  ........................               15,445           13,519
  Other  ................................................                  297              228
                                                                       -------          -------
Gross deferred tax liabilities  .........................               16,152           38,511
                                                                       -------          -------
Net deferred tax liability  .............................              $11,915          $20,132
                                                                       =======          =======

  The difference between the total income tax expense and the income tax expense computed using the federal income tax rate were as follows for the years ended December 31:

                                                            1997             1998              1999
                                                       --------------   ---------------   ---------------
Pretax income  ..........................................  $ 682           $17,766           $27,893
                                                           -----           -------           -------
Computed federal income taxes at 34%  ...................    232             6,040             9,483
Computed state income taxes, net of federal benefits  ...     31               821             1,289
Other taxes not based on income  ........................     --                45                --
Permanent differences  ..................................      7                19                28
Other adjustments  ......................................    (45)               80                75
                                                           -----           -------           -------
Income tax expense  .....................................  $ 225           $ 7,005           $10,875
                                                           =====           =======           =======

  The other adjustments to the deferred tax liability is attributable to the Company's analysis of its prior tax returns compared to the respective deferred tax liabilities. In 1997, the Company generated a net operating loss of $1.1 million for tax purposes, of which approximately $517,000 was carried back to prior years resulting in a refund of approximately $200,000. The remaining tax loss of $582,000 is available to offset future taxable earnings of the Company and expires on December 31, 2012. Additional net operating tax loss carryforwards generated after 1997 of approximately $44.9 million begin to expire on December 31, 2018. Utilization of net operating losses is subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Management does not expect such limitations, if any, to impact the ultimate utilization of the carryforwards.

Note M--Commitments and Contingencies

 Leases

  In January 1996, the Company entered into an agreement to lease its current headquarters and a collection facility. In October 1998, the Company amended the lease to expand the leased space in return for additional monthly rent. Rent expense for this lease for the years ended December 31, 1997, 1998 and 1999 was $210,000, $250,000 and $265,000, respectively.

   In September 1997, the Company entered into an agreement to lease additional office space for an operations center. The lease required no payments for the first six months. The Company recorded the free rent period as a lease incentive and is amortizing it straight-line over the term of the lease. Rent expense for this lease for 1997, 1998 and 1999 was $532,000, $405,000 and $406,000,
respectively, including $211,000, $219,000 and $196,000 of amortized lease incentive, respectively.

  In January 1999, the Company entered into a storage facility lease agreement. The lease began in February 1999 and expires in January 2003. The yearly commitment pursuant to this lease is $142,000. The Company has an option to terminate the lease after 24 months, or anytime thereafter, with three months prior notice. Rent expense for this lease for the year ended December 31, 1999 was $136,000.

   In May 1999, the Company entered into a seven-year lease for additional office space of approximately 94,000 square feet in suburban Baltimore. The lease term commenced on July 1, 1999 and ends July 31, 2006. The Company was given an improvement allowance of $1.2 million, which has been recorded as lease incentive and is amortized over the term of the lease. The lease provides for the right of first refusal and the right of first offer to lease the remaining approximately 100,000 square feet of space as it becomes available and a two year option to purchase the building at a fixed amount. Pursuant to these rights and under an amendment dated October 1999, the Company leased an additional 42,000 square feet of the available 100,000 square feet of office space commencing in May 2000. Rent expense for this lease for the year ended December 31, 1999 was $697,000.

  Future minimum operating lease commitments, net of reimbursements, are as follows:



  Year ending December 31,             (in thousands)
  ------------------------
  2000  .........................          $ 2,891
  2001  .........................            3,224
  2002  .........................            3,330
  2003  .........................            2,509
  2004  .........................            2,571
  Thereafter.....................            4,011
                                           -------
                                           $18,536
                                           =======

 Forward Flow Agreements

  Beginning in September 1998, the Company entered into multiple forward flow agreements with certain financial institutions, which obligate the Company to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of December 31, 1999, all but one forward flow agreement expired or terminated. In 1999, a charge of $1.3 million was incurred due to a reduction in the amount of the remaining monthly obligations under the remaining forward flow contract. The Company's commitment pursuant to the remaining agreement for 2000 was $2.9 million.

 Litigation

  The Company is involved in various litigation arising in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

  The Company brought a declaratory judgement action against a seller of charged off receivables asking the US Federal District Court to agree with the Company's interpretation that the agreement has been terminated pursuant to its terms. The seller has responded, as anticipated by the Company, by denying that the agreement has terminated, and is seeking, among other things, liquidated damages of $600,000 plus legal fees. While it is not possible for the Company to estimate the potential for loss, if any, the Company will vigorously prosecute its action against the seller and defend any claims made in the proceeding.

 Servicing contracts

  Pursuant to the second securitization and the warehouse facility, the Company receives a fee of 20% and 35%, respectively of the collections of the receivables. Pursuant to the December 1999 amendments, the Company's right to service the receivables in the securitizations automatically terminate on a monthly basis subject to reappointment by the insurer. Additionally, minimum cumulative collection targets must be met, or the Company's servicing rights may be terminated.

Note N--Servicing Fees

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

  In 1998 the Company completed two securitizations (see Note O). Pursuant to the securitizations the Company receives a fee of 20% of the collections of the receivables in the securitizations.

Note O--Gain on Sale--Securitizations

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

Note P--Gain on Sale--Finance Receivables

  In February 1998, the Company sold a portfolio of receivables repurchased under a settlement agreement. Previously deferred income of $895,000 was recognized against a $237,000 cost of sale, resulting in gain on sale of $658,000. The Company sold miscellaneous finance receivables in July 1998 for $800,000 to a major credit card issuer. The finance receivables sold were fully amortized, resulting in a gain on sale of $800,000.

Note Q--Stock and Option Plans

 Employee Stock Purchase Plan

   In conjunction with the initial public offering, the Company reserved a total of 100,000 shares of common stock for issuance pursuant to the 1998 Creditrust Employee Stock Purchase Plan. The plan is administered by the Board of Directors and is open to all eligible employees, who can purchase shares at a 15 percent discount to the fair market value, subject to certain annual limitations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will account for stock-based compensation on the intrinsic value-based method of Accounting Principles Board Opinion No. 25. As the plan is non-compensatory in nature, no compensation expense will be recorded for stock purchased pursuant to the plan. No shares have been issued pursuant to the plan.

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

 Stock Options Issued

   The Company issues options to employees and members of its Board of Directors based on hiring incentives and merit. The Company has accounted for its options under APB Opinion No. 25 and related interpretations. The options, which have a term of 10 years when issued, are granted at various times during the year and vest based upon individual grant specifications. The exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant. No compensation cost has been recognized for employee options. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method in SFAS No. 123, the Company's net earnings would have been decreased to the pro forma amounts indicated below for years ended December 31:


               (in thousands, except share data)                            1998              1999
                                                                      ----------------   ---------------
  Net earnings--as reported  ...............................               $10,195           $17,018
  Net earnings--pro forma  .................................               $10,043           $16,596
  Net earnings per diluted common share--as reported  ......               $  1.48           $  1.67
  Net earnings per diluted common share--pro forma  ........               $  1.45           $  1.63

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants as of December 31:

                                                                             1998                1999
                                                                       -----------------   ----------------
  Expected Volatility  ...............................                       16.00%             80.00%
  Risk-free Rate  ....................................                        5.15%              5.54%
  Expected Lives  ....................................                      5 Years            5 Years

  The following tables depict activity in the plan for the year ended December
31:

                                                                                           1998               1999
                                                                                          Shares             Shares
                                                                                     ----------------   ----------------
  Options outstanding at beginning of year  .....................................               --            317,338
     Granted  ...................................................................          381,854            102,862
     Exercised  .................................................................               --            (30,963)
     Forfeited  .................................................................          (64,516)           (49,856)
     Expired  ...................................................................               --                 --
                                                                                          --------           --------
  Outstanding at end of year  ...................................................          317,338            339,381
  Options exercisable at year-end  ..............................................           62,500            105,248
  Weighted-average fair value per share of options granted during the year  .....         $   4.57           $  14.83
  Weighted-average exercise price  ..............................................         $  15.68           $  21.92

Note R--Supplemental Cash Flows Information

 Supplemental Disclosures of Cash Flows Information

  The Company paid the following amounts for interest and income taxes during the years ended:

              (in thousands)                                      December 31,
                                                  --------------------------------------------
                                                      1997            1998           1999
                                                  -------------   ------------   -------------
  Interest  ...................................      $ 377          $ 616          $5,155
                                                     -----          -----          ------
  Income taxes  ...............................      $   8          $   3          $   --
                                                     -----          -----          ------

 Supplemental Disclosures of Non-cash Investing and Financing Activities

  The Company financed the following purchases of property and equipment with capitalized lease obligations and tenant improvement allowances during the years ended:

                    (in thousands)                                       December 31,
                                                            ---------------------------------------
                                                               1997          1998          1999
                                                            -----------   -----------   -----------
  Equipment, furniture, and leasehold improvements  .......   $1,051        $1,037        $1,651
                                                              ======        ======        ======

  The Company recorded an unrealized gain on securitizations as follows for the years ended:

                       (in thousands)                                           December 31,
                                                                  -----------------------------------------
                                                                      1997          1998           1999
                                                                  ------------   -----------   ------------
  Unrealized gains on investment in securitizations  .......          $  --       $11,462          $  --
                                                                      =====       =======          =====

Note S--Related Party Transactions

   In October 1999, the Company became aware that a management employee who subsequently resigned misdirected corporate funds of approximately $500,000 by submitting an unauthorized check request and then seeking to redirect those funds through the collection payment stream. Members of senior management learned that a check in a similar amount was unsuccessfully presented by the
former employee into the collection payment stream.   The Chief Executive
Officer sought to recover these funds or have them applied as intended by the Company. The funds remained under the former employee's control for approximately seven weeks. During this period, these circumstances were not reported to the audit committee of the board of directors or our independent auditors. The Company recovered the full amount of the misappropriated funds. No improper recording of collections occurred as a result of these activities.

  In March 2000, the Company's Chairman and Chief Executive Officer, loaned the Company $648,000 as a short-term note. The proceeds of the note were used to pay an obligation of the Company under the Line of Credit Facility. The note matures on April 16, 2000 and bears interest at the rate of 6% per annum payable at maturity. The note provided for a two percent commitment fee payable at funding.

  During 1999, the Company paid approximately $200,000 in contingent legal fees on collections of receivables placed with a law firm which employs a director of the Company.

  In December 1999, the Company sold receivables for $4.3 million in proceeds to a company affiliated with a director of the Company.

Note T - Supplementary Financial Information (Unaudited)

The following tables represent selected quarterly financial information.

                                                                        Year Ended 1998
                                                              (in thousands, except share data)
                                          March 31             June 30           September 30         December 31
                                     ------------------   -----------------   ------------------   -----------------
Total Revenues                            $3,403              $8,401              $4,317              $18,753
Expenses from Operations                   2,673               3,285               4,687                6,159
                                          ------              ------              ------              -------
Earnings (Loss) from
 Operations                                  730               5,116                (370)              12,594

Earnings (Loss) Before                       415               3,038                (114)               7,422
    Extraordinary Item
Net Earnings (Loss)                       $  415              $3,038              $ (680)             $ 7,422
                                         ========            ========            =========           =========

Basic Earnings (Loss) Per
    Common Share Before                   $  .07              $  .51              $ (.01)             $   .93
    Extraordinary Item
Basic Earnings (Loss) Per
    Common Share                          $  .07              $  .51              $ (.09)             $   .93
                                         ========            ========            =========           =========

Diluted Earnings (Loss) Per
    Common Share Before                   $  .07              $  .51              $ (.01)             $   .90
    Extraordinary Item
Diluted Earnings (Loss) Per
    Common Share                          $  .07              $  .51              $ (.09)             $   .90
                                         ========            ========            =========           =========

                                                                     Year Ended 1999
                                                            (in thousands, except share data)
                                          March 31            June 30          September 30        December 31
                                    ------------------  -----------------   -----------------   -----------------
Total Revenues                           $12,024             $18,418             $24,170             $26,412
Expenses from Operations                   7,644              10,139              12,575              18,413
                                         -------             -------             -------             -------
Earnings from Operations                   4,380               8,279              11,595               7,999
Net Earnings                             $ 2,430             $ 4,889             $ 6,295             $ 3,404
                                        =========           =========           =========           =========

Basic Earnings Per
    Common Share                         $   .29             $   .47             $   .60             $   .33
                                        =========           =========           =========           =========

Diluted Earnings Per
    Common Share                         $   .28             $   .46             $   .58             $   .32
                                        =========           =========           =========           =========

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

 Executive Officers of Creditrust as of March 22, 2000

  The following table sets forth the names of executive officers of the Company, their positions within the Company and their principal business experience for the past five years.

               Name                      Age                            Position
----------------------------------       ---        -------------------------------------------------
Joseph K. Rensin  .................      34         Chairman of the Board and Chief Executive Officer
Frederick W. Glassberg/(1)(2)/.....      66         Director
John G. Moran/(1)(2)/..............      54         Director
Michael S. Witlin..................      32         Director
Stuart Wolpoff.....................      36         Director
J. Barry Dumser  ..................      51         President and Chief Operating Officer
Thomas J. Crotty  .................      50         Vice President, Chief Information Officer
Thomas J. Juranich.................      49         President, Creditrust Bank (in organization)
Jefferson B. Moore  ...............      38         Vice President, Acquisitions
Richard J. Palmer  ................      48         Vice President, Chief Financial Officer and Treasurer

/(1)/ Member of the Audit Committee.
/(2)/ Member of the Compensation Committee.

  Joseph K. Rensin, Chairman of the Board and Chief Executive Officer--Mr. Rensin co-founded Creditrust in 1991 and has served as Chairman of the Board and Chief Executive Officer since that time and was President through December 1999. Mr. Rensin was the initial developer of Creditrust's PAT and Mozart systems and its extensive database, as well as the customer relations approach to collections and recovery. He attended the University of Maryland College Park from 1983 to 1987. While in college, he wrote three books on computers published by Prentice-Hall.

  Frederick William Glassberg, Director--Mr. Glassberg has been a director of Creditrust since 1997. Mr. Glassberg has been since 1991 president of Dornbush Enterprises, Inc., d/b/a Crystal Hill Advisors or its predecessors, Columbia, Maryland, which provides commercial real estate management advice and financial advisory services to corporate and municipal clients. Mr. Glassberg serves on the Board of Directors of three subsidiaries of The Enterprise Foundation that own low- and moderate-income housing. Earlier in his career, Mr. Glassberg served as Chief Financial Officer of a subsidiary of The Rouse Company from 1973 to 1983.

  John G. Moran, Director--Mr. Moran has been a director of Creditrust since 1997. He has been Associate Dean and Executive-in-Residence of the Sellinger School of Business and Management at Loyola College in Baltimore, Maryland since 1995 and was President of The Moran Group, LTD, which offers management consulting services to for-profit and not-for-profit organizations, from 1995 to 1998. From 1986 until 1995, Mr. Moran was President of Household Bank, FSB (Eastern Division).

  Michael S. Witlin, Director--Mr. Witlin co-founded Creditrust in 1991, and he served as Vice President of Creditrust until 1995. From 1995 to 1997, Mr. Witlin served as a consultant with Company Entier, providing business process re-engineering services to privately-held and public companies as well as federal agencies. Since 1998, Mr. Witlin has been a consultant with RWD Technologies, Inc., providing management and technology consulting services to Fortune 100 companies.

  Stuart Wolpoff, Director--Mr. Wolpoff has been a director of Creditrust since 1999. Since 1991, Mr. Wolpoff has been executive director of Wolpoff & Abramson LLP, one of the largest law firms specializing in debt collection. Creditrust uses this law firm for collection work.

  J. Barry Dumser, President and Chief Operating Officer--Mr. Dumser joined Creditrust in 1997 as its General Counsel and was named President and Chief Operating Officer in December 1999. From 1995 to 1997, Mr. Dumser served as Vice President, Chevy Chase Bank where he managed the bank's bankruptcy and deceased processing units and supervised the litigation unit, which supported the collection efforts with respect to the Chevy Chase Bank's approximately $5 billion credit card portfolio. From 1994 to 1995, Mr. Dumser served as Vice President and Counsel to Matterhorn Bank Programs, and from 1990 to 1993, Mr. Dumser served as Vice President, Commercial Loan Collateral Control, of First American Bank of Virginia. Mr. Dumser received his BS in Economics from Wharton School of Finance and Commerce and his MBA from Boston University School of Management. Mr. Dumser received his JD from the University of Baltimore School of Law in 1983 and was admitted to the Maryland Bar that same year.

  Thomas J. Crotty, Vice President and Chief Information Officer--Mr. Crotty joined Creditrust in 1999. Prior to joining Creditrust, Mr. Crotty was Vice President and Chief Information Officer of Commercial Financial Services, Inc. from 1997 to 1999, served in various senior information technology management positions with GEICO Insurance Company from 1983 to 1997, and was previously employed in information technology positions by USAir Group, J.C. Penney, and GAF. Mr. Crotty has undergraduate and graduate technology management degrees from the University of Maryland. Commercial Financial Services, Inc. filed for protection from its creditors under federal bankruptcy laws in December 1998 and has ceased operations.

  Thomas J. Juranich, President Creditrust Bank--(in organization)--Mr. Juranich joined Creditrust in 1999 to head Creditrust Bank (in organization). Prior to joining the organization, Mr. Juranich was President of Key Operations Center, a wholly-owned subsidiary of Key Bank & Trust from 1991 to 1999, where he was responsible for the profit and loss of the Credit Card Division. From 1986 to 1991 he was First Vice President of Long Island Savings Bank where he served as head of Branch Operations for a 50-branch network, and managed their Consumer Lending Division. From 1970 to 1986 Mr. Juranich managed several areas of the Credit Card Division for Chemical Bank and served as Vice President of Operations for that division from 1982 to 1984, and as Vice President of Check Operations from 1984 to 1986.

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

  Richard J. Palmer, Vice President, Chief Financial Officer and Treasurer--Mr. Palmer has been Chief Financial Officer of Creditrust since 1996. From 1983 to 1996, Mr. Palmer served as Chief Financial Officer of, and in various other financial functions for, CRI, Inc., a national real estate investment company with headquarters in Rockville, Maryland. Prior to CRI, Inc., Mr. Palmer was with Grant Thornton LLP from 1976 until 1983 and KPMG Peat, Marwick from 1973 to 1976. Mr. Palmer has a BS degree in accounting from Florida Atlantic University in Boca Raton, Florida. He received his Florida certified public accounting certificate in 1974, and received reciprocity in the District of Columbia in 1976.

  Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Board of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000 (the "2000 Proxy Statement").

Item 11.  Executive Compensation

  Information regarding executive compensation is incorporated by reference from information contained in the text and tables under "Executive Compensation" in the 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  (a) Except as indicated in the 2000 Proxy Statement, the Company knows of no person who on March 22, 2000 owned beneficially more than 5% of its common stock.

  (b) Information regarding stock ownership is incorporated by reference from information contained in the text and tables under "Securities Beneficially Owned" in the 2000 Proxy Statement.

  (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions

  Information regarding certain transactions is incorporated by reference from information contained in the text under "Certain Transactions" in the 2000 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) The following consolidated financial statements of Creditrust Corporation and its subsidiaries are included in Item 8:

     Independent Certified Public Accountants' Report

     Consolidated Balance Sheets as of December 31, 1998 and 1999

     Consolidated Statements of Earnings for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

     Notes to Consolidated Financial Statements

  (a)(2) No financial statement schedules for the years ended December 31, 1997, 1998 and 1999 are required to be filed as part of this Annual Report.

  (a)(3) See accompanying Index to Exhibits on page 58.

  (b) Reports on Form 8-K.

      A Form 8-K was filed on December 10, 1999.

  (c) The following is a list of exhibits filed herewith:


Exhibit No.                                             Document
-----------              ----------------------------------------------------------------------
10.13(d)                 Amendment No. 3 to Indenture and Servicing Agreement, dated as of
                         December 31, 1999, by and among Creditrust Funding I LLC, as issuer,
                         Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset
                         Guaranty Insurance Company, as note insurer
10.13(e)                 Amendment No. 4 to Indenture and Servicing Agreement, dated as of
                         February 29, 2000, by and among Creditrust Funding I LLC, as issuer,
                         Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset
                         Guaranty Insurance Company, as note insurer

10.14(c)                 Second Amendment to Credit Agreement, dated as of December 31, 1999 and effective as of January 1, 2000 by and among Creditrust
                         Corporation, as borrower, and Sunrock Capital Corp., as agent
10.15(c)                 Amendment No. 2 to Indenture and Servicing Agreement, dated as of
                         June 1, 1999, by and among Creditrust SPV98-2, LLC, as issuer,
                         Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset
                         Guaranty Insurance Company, as note insurer
10.15(d)                 Amendment No. 3 to Indenture and Servicing Agreement, dated as of
                         December 31, 1999, by and among Creditrust SPV98-2, LLC, as issuer,
                         Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset
                         Guaranty Insurance Company, as note insurer

   10.20                 Guarantee and Collateral Agreement dated as of August 2, 1999 among
                         Creditrust SPV 99-2, LLC, Creditrust SPV 99-2 Capital, Inc., and
                         Norwest Bank Minnesota, National Association
   10.21                 Parent Guarantee and Collateral Agreement dated as of August 2, 1999 made by Creditrust Corporation in favor of Norwest Bank Minnesota,
                         National Association
   10.22                 Warrant Agreement dated as of August 2, 1999 between Creditrust
                         Corporation and the Lenders set forth therein
   10.23                 Equity Registration Rights Agreement dated as of August 2, 1999 between Creditrust Corporation and the Lenders set forth therein
   10.24                 Stockholders' Agreement dated as of August 2, 1999 among Joseph K.
                         Rensin, Creditrust Corporation, and the Lenders set forth therein
   10.27                 Office Lease Agreement dated as of May 14, 1999 between Sterling York
                         LLC and Creditrust Corporation
    21.1                 List of Subsidiaries of the Registrant
    23.1                 Consent of Grant Thornton LLP
    27.1                 Financial Data Schedule

  (d) The following is a list of financial statements schedules filed herewith:

      None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 30, 2000.


                                  Creditrust Corporation


                                  By: /s/ Joseph K. Rensin
                                      ________________________________
                                               Joseph K. Rensin
                                          Chairman of the Board and
                                           Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


         Signature                          Title                        Date
----------------------------   --------------------------------    -----------------
/s/ Joseph K. Rensin           Chairman of the Board and            March 30, 2000
____________________________   Chief Executive Officer
Joseph K. Rensin               (Principal Executive Officer)


/s/ J. Barry Dumser            President and Chief Operating        March 30, 2000
____________________________   Officer
J. Barry Dumser


/s/ Richard J. Palmer          Vice President, Chief Financial      March 30, 2000
____________________________   Officer and Treasurer
Richard J. Palmer              (Principal Financial and
                               Accounting Officer)


/s/ Frederick W. Glassberg     Director                             March 30, 2000
____________________________
Frederick W. Glassberg


/s/ John G. Moran              Director                             March 30, 2000
____________________________
John G. Moran


/s/ Michael S. Witlin          Director                             March 30, 2000
____________________________
Michael S. Witlin


/s/ Stuart Wolpoff             Director                             March 30, 2000
____________________________
Stuart Wolpoff

                                 EXHIBIT INDEX


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

10.4  Employment Agreement between the Company and Richard J. Palmer.**

10.5 Employment Agreement between the Company and John D. Frey.*

10.6 Employment Agreement between the Company and John L. Davis.**

10.7 Agreement dated March 13, 1997 by and between Crystal Hill Advisors and the Company.**

10.8 Lease Agreement, dated January 24, 1996, by and between BRIT Limited Partnership and Oxford Capital Corporation.**

10.9 Lease Agreement, dated January 22, 1997, by and between A&E Partners and Creditrust Corporation.**

10.10 First Amendment to Lease, dated February 27, 1997, by and between A&E Partners and Creditrust Corporation.**

10.11(a) Indenture and Servicing Agreement, dated as of June 1, 1998, by and among Creditrust SPV2, LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company.**

10.11(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*

10.12 Limited Liability Company Agreement of Creditrust SPV2, LLC, dated June 19, 1998.**

10.13(a) Indenture and Servicing Agreement, dated as of September 1, 1998, by and among Creditrust Funding I LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company.***

10.13(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*

10.13(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of March 15, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*

10.13(d) Amendment No. 3 to Indenture and Servicing Agreement, dated as of December .31, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.+++

10.13(e) Amendment No. 4 to Indenture and Servicing Agreement, dated as of February 29, 2000 by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.+++

10.14(a) Credit Agreement, dated as of October 28, 1998, between Creditrust Corporation, the Lenders party thereto and Sunrock Capital Corp.++

10.14(b) Amendment No. 1 to Credit Agreement dated as of February 12, 1999 and effective as of October 28, 1998 by and among Creditrust Corporation, as Borrower, and Sunrock Capital Corp., as agent.*

10.14(c) Second Amendment to Credit Agreement dated as of December 31, 1999 and effective as of December 31, 1999, by and among Creditrust Corporation, as Borrower, and Sunrock Capital Corp., as Agent+++

10.15(a) Indenture and Servicing Agreement, dated as of December 29, 1998, by and among Creditrust SPV98-2, LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company.*

10.15(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.*

10.15(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of June 1, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.+++

10.15(d) Amendment No. 3 to Indenture and Servicing Agreement, dated as of December 31, 1999, by and among Creditrust SPV98-2, LLC, issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer.+++

10.16 Limited Liability Company Agreement of Creditrust SPV98-2, LLC, dated as of December 29, 1998.*

10.17 Lease, dated January 11, 1999, by and between Butera Properties, LLC, as Landlord, and Creditrust Card Services Corporation, as Tenant.*

10.18 Bridge Loan Agreement dated as of August 2, 1999 among dated as of August 2, 1999 among Creditrust SPV 99-2, LLC, Creditrust SPV 99-2 Capital, Inc., Creditrust Corporation, the Lenders named therein, and Norwest Bank Minnesota, National Association.++++

10.19 Senior Secured Bridge Note dated August 2, 1999, executed by Creditrust SPV 99-2, LLC.++++

10.20 Guarantee and Collateral Agreement dated as of August 2, 1999 among Creditrust SPV 99-2, LLC, Creditrust SPV 99-2 Capital, Inc., and Norwest Bank Minnesota, National Association.+++

10.21 Parent Guarantee and Collateral Agreement dated as of August 2, 1999 made by Creditrust Corporation in favor of Norwest Bank Minnesota, National Association.+++

10.22 Warrant Agreement dated as of August 2, 1999 between Creditrust Corporation and the Lenders set forth therein.+++

10.23 Equity Registration Rights Agreement dated as of August 2, 1999 between Creditrust Corporation and the Lenders set forth therein.+++

10.24 Stockholders' Agreement dated as of August 2, 1999 among Joseph K. Rensin, Creditrust Corporation, and the Lenders set forth therein.+++

10.25 Indenture and Servicing Agreement, dated as of August 31, 1999, by and among Creditrust SPV99-1, LLC, Norwest Bank Minnesota, National Association, and Creditrust Corporation++++

10.26 Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of August 31, 1999.++++

10.27 Office Lease Agreement dated as of May 14, 1999 between Sterling York LLC and Creditrust Corporation.+++

21.1      List of Subsidiaries.+++

23.1      Consent of Grant Thornton LLP.+++

27.1      Financial Data Schedule.+++

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

+ Previously filed as an exhibit to the Company's Annual Report on Form10-K for the year ended December 31, 1998 and incorporated herein by reference. A portion of the exhibit has been omitted based upon a request for confidential treatment.

++ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-70845) and incorporated herein by reference. A portion of this exhibit has been omitted based upon a request for confidential treatment.

+++   Filed herewith.

++++ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. A portion of this exhibit has been omitted based upon a request for confidential treatment.