Form 10-K/A
period 1999-12-31
CREDITRUST CORP
filed 2000-05-02
CIK 1043497

=======================================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                       Commission File Number  333-50103


                             Creditrust Corporation
             (Exact name of registrant as specified in its charter)

             Maryland                           52-1754916
     (State of incorporation)       (I.R.S.  Employer Identification No.)


           7000 Security Boulevard, Baltimore, Maryland  21244-2543
              (Address of principal executive offices) (Zip Code)

                                (410) 594-7000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act
                                     None

          Securities registered pursuant to Section 12(g) of the Act
                    Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. [ ]

     As of April 26, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $8.22 million, based on the average closing price of the Common Stock as reported by Nasdaq National Market on April 26, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                 Class                                           Outstanding at April 26, 2000
-------------------------------------------------      ---------------------------------------------
Common Stock, par value $.01 per share                                 10,453,548 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

=======================================================================================================

                       Form 10-K/A Cross-Reference Sheet

                                                                                                  Page
                                                                                              -----------

PART III*
   Item 10.  Directors and Executive Officers of the Registrant                                    1
   Item 11.  Executive Compensation                                                                3
   Item 12.  Security Ownership of Certain Beneficial Owners and Management                        6
   Item 13.  Certain Relationships and Related Transactions                                        7

Signature                                                                                          8


*    This Annual Report on Form 10-K/A provides the information required in Part
     III. The date of the Registrant's Annual Meeting of Stockholders has been changed to July 6, 2000.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth the names of our directors and executive officers, their positions and their principal business experience for the past five years.

               Name                          Age                                 Position
-----------------------------------     -----------     --------------------------------------------------------

Joseph K. Rensin                             34            Chairman of the Board and Chief Executive Officer
Michael S. Witlin                            32            Director
Stuart Wolpoff                               36            Director
J. Barry Dumser                              51            President and Chief Operating Officer
Thomas J. Crotty                             50            Vice President, Chief Information Officer
Thomas J. Juranich                           49            Vice President, Human Resources
Steve K. McGill                              40            Vice President, Strategic Initiatives
Richard J. Palmer                            48            Vice President and Chief Financial Officer
William F. Young                             36            Vice President, Recovery


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

     Michael S. Witlin, Director--Mr. Witlin co-founded Creditrust in 1991, and he served as Vice President of Creditrust until 1995. From 1995 to 1997, Mr. Witlin served as a consultant with Company Entier, providing business process re- engineering services to privately-held and public companies as well as federal agencies. Since 1998, Mr. Witlin has been a consultant with RWD Technologies, Inc., providing management and technology consulting services to Fortune 100 companies.

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

     Thomas J. Juranich, Vice President, Human Resources--Mr. Juranich has been serving as our Vice President, Human Resources since March 2000. Mr. Juranich joined Creditrust in 1999. Prior to joining the organization, Mr. Juranich was President of Key Operations Center, a wholly-owned subsidiary of Key Bank & Trust from 1991 to 1999, where he was responsible for finance, marketing, operations and human resources of the Credit Card Division. From 1986 to 1991 he was First Vice President of Long Island Savings Bank where he served as head of Branch Operations for a 50-branch network, and managed their Consumer Lending Division. From 1970 to 1986 Mr. Juranich managed several areas of the Credit Card Division for Chemical Bank and served as Vice President of Operations for that division from 1982 to 1984, and as Vice President of Check Operations from 1984 to 1986.

     Steve K. McGill, Vice President, Strategic Initiatives--Mr. McGill currently serves as Creditrust's Vice President of Strategic Initiatives. Mr. McGill joined Creditrust as Chief Technology Officer in 1999. Prior to joining Creditrust, Mr. McGill served as the Senior Director of Information Systems at a large recovery company. For several years before that he was Chief Information Officer and Vice President at an early stage Internet company. From 1992 to 1995 he was with Deloitte & Touche's management consulting practice. From 1989 to 1992 he was with Coopers & Lybrand. LLP's Management Consulting Practice. Mr. McGill received his BS in Agriculture Economics and his MBA from Oklahoma State University.

     Richard J. Palmer, Vice President, Chief Financial Officer and Treasurer-- Mr. Palmer has been Chief Financial Officer of Creditrust since 1996. From 1983 to 1996, Mr. Palmer served as Chief Financial Officer of, and in various other financial functions for, CRI, Inc., a national real estate investment company with headquarters in Rockville, Maryland. Prior to CRI, Inc., Mr. Palmer was with Grant Thornton LLP from 1976 until 1983 and KPMG Peat Marwick from 1973 to 1976. Mr. Palmer has a BS degree in accounting from Florida Atlantic University in Boca Raton, Florida. He received his Florida certified public accounting certificate in 1974, and received reciprocity in the District of Columbia in 1976.

     William F. Young, Vice President, Recovery--Mr. Young was promoted to Vice President of Recovery in March 2000 after serving as Recovery Manager from November 1997 to February 2000. From 1986 to 1997, Mr. Young was employed by Bally Total Fitness Corporation, where he held the positions of Financial Services Manager and Administration Manager. Mr. Young earned his MBA at Loyola College in Baltimore and his BA from Furman University in Greenville, South Carolina.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Except as described below, we believe that our directors, executive officers and stockholders who may own more than 10% of our common stock have complied with the requirements of the Securities and Exchange Commission to report ownership and transactions that reflect a change of beneficial ownership.

Item 11.  Executive Compensation

                          Summary Compensation Table

     The following table sets forth the compensation paid by us during the three-year period ended December 31, 1999 to our Chief Executive Officer and our other executive officers receiving compensation in excess of $100,000.

                                                                               Annual
                                                                            Compensation
                                                                    ------------------------------
Name and Principal Position                                                                                   All Other
---------------------------                              Year          Salary             Bonus            Compensation(1)
                                                       ---------     ---------------   -----------     -------------------

Joseph K. Rensin....................................     1999          $249,995           $     --              $ 1,587
 Chairman and Chief Executive Officer                    1998           218,846                 --                1,295
                                                         1997           150,010                 --                   --

J. Barry Dumser.....................................     1999           218,955              5,000                2,500
 President and Chief Operating Officer                   1998           119,250              5,000                   --

Richard J. Palmer...................................     1999           150,010            105,000                1,702
 Vice President and Chief Financial Officer              1998           150,010             42,584                1,444
                                                         1997           150,010            118,589                  188

Jefferson B. Moore (2)..............................     1999           150,010             55,000                1,327
 Vice President, Acquisitions                            1998           150,010            128,728                1,615
                                                         1997           138,470              2,000                   --

John D. Frey (3)....................................     1999           280,946                 --               13,270(4)
 Vice President, Recovery

________
(1) Represents amounts contributed by us to the individual's accounts in Creditrust Corporation's 401(k) plan.

(2) Mr. Moore resigned as of April 21, 2000.

(3) Mr. Frey resigned as of December 31, 1999.

(4) Represents the severance payment made to Mr. Frey in connection with his resignation.



                       Option Grants in Last Fiscal Year

     We did not grant any stock options to our named executive officers in 1999.

                    Aggregated Option Exercises in 1999 and
                     Value of Options at December 31, 1999

     The following table sets forth information about outstanding options held by the named executive officers as of December 31, 1999. Based on the market price of our common stock on December 31, 1999 ($7.69), none of the unexercised stock options held by our named executive officers at December 31, 1999 were in the money.

                                                                                             Number of Securities
                                                                                            Underlying Unexercised
                             Shares Acquired on                                                   Options Held
Name                            Exercise (#)            Value Realized ($)                   at Fiscal Year End(1)(#)
----                         ------------------     --------------------------      -----------------------------------------
                                                                                       Exercisable             Unexercisable
                                                                                    ----------------        -----------------

Joseph K. Rensin                   --                            --                        --                      --
J. Barry Dumser                 3,225                         41,313                    3,226                    9,678
Richard J. Palmer                  --                             --                   25,806                   38,710
Jefferson B. Moore             12,903                        196,651                   12,903                   38,710
John D. Frey                       --                             --                    6,451                    9,678

_______________
(1) Includes both "in-the-money" and "out-of-the-money" options.


Employment Agreements

     We have an employment agreement with Mr. Palmer. The employment agreement entitles Mr. Palmer to annual incentive compensation in an amount up to $100,000 in the discretion of the Compensation Committee of our Board of Directors, in addition to an annual base compensation of $150,000. Further, he is entitled to all benefits to which our employees generally are eligible, and is subject to a confidentiality agreement that prohibits him from disclosing our proprietary information, removing our documents or soliciting other employees for outside employment for two years after he leaves us. In the event of a breach of the confidentiality agreement, we are entitled to liquidated damages of $100 per day for each day the agreement is violated, among other remedies.

     Messrs. Palmer, Moore and Frey have each agreed not to compete with us for three years from the date their termination of their employment, subject to certain geographic limitations.

Compensation Pursuant to Plans

     1998 Stock Incentive Plan.   We have reserved a total of 800,000 shares of
common stock for issuance pursuant to the Creditrust Corporation 1998 Stock Incentive Plan (the "Stock Plan"). The Stock Plan was established to provide incentives to motivate and retain our key employees. The Stock Plan is administered by the Compensation Committee of our Board of Directors and provides for the grant of incentive stock options and non-qualified stock options, as well as stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, or any combination of the foregoing. The Compensation Committee is authorized to grant options under the Stock Plan to all of our eligible employees, including executive officers. Directors who are not also our employees are eligible for grants under the Stock Plan. Options granted under the Stock Plan are granted on such terms and at such prices as are determined by the Compensation Committee, except that the per share exercise price of incentive stock options granted under the Stock Plan cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no incentive stock option may be exercised after the expiration of 10 years from the date of grant. No option may be granted under the Stock Plan after July 29, 2008. Incentive stock options granted to an individual who owns (or is deemed to own) 10% or more of the total combined voting power of all classes of stock of Creditrust must have an exercise price of at least 110% of the fair market value of the common stock on the date of grant, and a term of no more than five years. Our Board of Directors has the authority to amend or terminate the Stock Plan, however certain amendments are subject to stockholder approval.

     Currently, there are 800,000 shares of common stock available for issuance under the Stock Plan, of which 251,359 shares were subject to outstanding options.

     Stock Purchase Plan.   We have reserved a total of 100,000 shares of common
stock for issuance pursuant to the Creditrust Corporation 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was established to promote our long-term success by providing our employees with a convenient opportunity to become stockholders. Options granted and shares of common stock purchased under the Stock Purchase Plan are intended to qualify for the favorable tax treatment for employees available under Section 423 of the Internal Revenue Code of 1986, as amended.

     The Compensation Committee administers the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, all of our eligible employees would have the opportunity to purchase common stock through payroll deductions. The purchase price is determined by the Compensation Committee but in no event will it be lower than 85% of the lesser of (1) the fair market value of a share of common stock on the offering date, or (2) the fair market value of a share of common stock on the purchase date, provided that the price per share is not less than par value. The fair market value on any offering date shall be the average on that date of the high and low prices of a share of common stock on the principal national securities exchange on which the common stock is trading. The maximum number of shares for which each employee may purchase options in each annual period is determined by the Compensation Committee prior to the commencement of each offering period. The Stock Purchase Plan limits purchases to $25,000 per participant for each calendar year. The aggregate amount of shares of common stock that have been reserved under the Stock Purchase Plan is subject to adjustment for recapitalization, stock dividend, reorganization, merger, consolidation or other changes in capital affecting the common stock.

Directors Compensation

     Our directors who are also employees do not receive additional compensation for their services as directors. Our non-employee directors receive annual director compensation consisting of shares of common stock with a value of $10,000 pursuant to our 1998 Stock Incentive Plan and $5,000 in cash. Each non-employee director receives $1,500 for each Board meeting attended in person and $500 for each Board meeting attended telephonically. In addition, each non-employee director receives $500 for each committee meeting attended in person and $300 for each committee meeting attended telephonically. Non-employee directors also are reimbursed for expenses incurred to attend meetings of the Board of Directors and its committees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table provides information regarding the beneficial ownership of our common stock, as of April 20, 2000 by: (1) each person known by us to own beneficially more than 5% of our common stock; (2) each of our directors;
(3) each of our current named executive officers; and (4) our directors and executive officers as a group. Except as otherwise indicated, to our knowledge, the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.

                                                                                     Shares Beneficially
                                                                                            Owned
                                                                   ---------------------------------------------------
                    Name of Beneficial Owner(1)                              Number(2)                  Percent
-------------------------------------------------------------------   ------------------------   ----------------------

Joseph K. Rensin...................................................          5,191,289                       49.7%
Michael S. Witlin(3)...............................................             13,934                          *
Stuart Wolpoff.....................................................                ---                        ---
J. Barry Dumser(4).................................................              3,426                          *
Richard J. Palmer(5)...............................................             26,756                          *
SAFECO Asset Management Company(6).................................            672,825                        6.4
Wanger Asset Management, L.P.(7)...................................            880,000                        8.4
Whippoorwill Associates, Inc. (8)..................................            618,069                        5.6
All directors and executive officers as a group                              5,265,153                       50.1
 (9 persons).......................................................
                                                                           -----------                    -------

_________
* Less than 1%.

(1) Unless otherwise specified, the address of these persons is c/o Creditrust Corporation, 7000 Security Boulevard, Baltimore, Maryland 21244.

(2) We use the SEC's definition of beneficial ownership. This means that the persons named in this table have sole or shared voting and/or investment power over the shares shown. Beneficial ownership also includes shares underlying options or warrants currently exercisable or exercisable within 60 days.

(3) Includes 1,031 shares of our common stock and 12,903 shares of common stock issuable upon the exercise of options.

(4) Includes 200 shares of our common stock and 3,226 shares of common stock issuable upon the exercise of options.

(5) Includes 950 shares of our common stock and 25,806 shares of common stock issuable upon the exercise of options.

(6) This information is based upon an amended Schedule 13G filed with the SEC on January 28, 2000 by SAFECO Corporation, SAFECO Asset Management Company and SAFECO Common Stock Trust as joint filers. The SAFECO entities share the power to vote or dispose of 672,825 shares of our common stock. The address for the SAFECO entities is 601 Union Street, Suite 2500, Seattle, Washington 98101.

(7) This information is based upon a Schedule 13G filed with the SEC on February 11, 2000 by Wanger Asset Management, L.P., Wanger Asset Management Ltd. and Acorn Investment Trust as joint filers. The Wanger entities share the power to vote or dispose of 880,000 shares of our common stock. The address for the Wanger entities is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(8) Represents warrants to purchase 618,069 shares of our common stock. This information is based upon a Schedule 13G filed with the SEC on April 20, 2000 by Whippoorwill Associates, Inc., Shelley F. Greenhaus, David H. Strumwasser, Shelby S. Werner, Vega Partners III, L.P., Vega Partners IV, L.P., Vega Offshore Fund and Whippoorwill Profit Sharing Plan as joint filers. The address for the Whippoorwill entities is 11 Martine Avenue, White Plains, New York 10606.

Item 13.  Certain Relationships and Related Transactions

     In March 2000, we borrowed $648,000 from Joseph K. Rensin, our Chairman of the Board and Chief Executive Officer, pursuant to a short-term note. The proceeds of the note were used to pay an obligation of Creditrust under its revolving credit facility. The note matured on April 16, 2000 and bears interest at 6% per annum, payable upon maturity. We have not repaid any principal or interest due under the note and, as a result, the note currently bears interest at 24% per annum.

     In December 1999, we sold receivables to Platinum Financial Services Corporation, a company with which Stuart Wolpoff, one of our directors, is affiliated. We received $4.3 million in proceeds in the transaction. The transaction was concluded on terms at least as favorable as with third parties and was approved by a majority of the disinterested directors.

     During 1999, we paid contingent legal fees on collections of receivables placed with Wolpoff & Abramson, L.L.P., a law firm at which Mr. Wolpoff is a principal, amounting to less than five percent of the receipts of the firm.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on May 2, 2000.


                                  CREDITRUST CORPORATION



                                  By: /s/ Joseph K. Rensin
                                      -------------------------
                                      Joseph K. Rensin
                                      Chairman of the Board and
                                      Chief Executive Officer