Form 10-Q
period 2000-03-31
CREDITRUST CORP
filed 2000-05-30
CIK 1043497

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                         MAY 30, 2000 WAS 10,453,548.

                            CREDITRUST CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)
                                                                                                Page
            Consolidated Statements of Earnings
            For the Three Months Ended March 31, 1999 and 2000..........................          1

            Consolidated Balance Sheets
            As of December 31, 1999 and March 31, 2000..................................          2

            Consolidated Statements of Stockholders' Equity and Comprehensive
            Income as of December 31, 1999 and March 31, 2000...........................          3

            Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1999 and 2000..........................          4

            Notes to Consolidated Financial Statements..................................          5

      Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................         12

      Item 3. Quantitative and Qualitative Disclosures about Market Risk................         14

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.........................................................         16

      Item 2. Changes in Securities and Use of Proceeds.................................         16

      Item 3. Defaults Upon Senior Securities...........................................         16

      Item 5. Other Information.........................................................         16

      Item 6. Exhibits and Reports on Form 8-K..........................................         17

  SIGNATURE.............................................................................         18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share data)                  THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1999              2000
                                                              ----              ----
Revenue
      Income on finance receivables.....................   $    9,132       $    19,496
      Servicing fees....................................        1,563             1,028
      Income on investment in securitizations...........        1,329               961
                                                           ----------       -----------

                                                               12,024            21,485
                                                           ----------       -----------

Expenses
      Personnel.........................................        5,660             9,454
      Communications....................................          545               978
      Rent and other occupancy..........................          475             1,384
      Professional fees.................................          715             1,526
      Other expenses....................................          249             1,120
                                                           ----------       -----------

                                                                7,644            14,462
                                                           ----------       -----------

Earnings from operations................................        4,380             7,023

Other income (expense)
      Interest and other income.........................          148               164
      Interest expense..................................         (543)           (2,895)
                                                           ----------       -----------

Earnings before income taxes............................        3,985             4,292

Provision for income taxes..............................        1,555             1,674
                                                           ----------       -----------

Net earnings............................................   $    2,430       $     2,618
                                                           ==========       ===========

Basic earnings per common share.........................   $      .29       $       .25
                                                           ----------       -----------

Weighted-average number of basic common shares
      outstanding.......................................    8,358,889        10,453,548
                                                           ==========       ===========

Diluted earnings per common share.......................   $      .28       $       .25
                                                           ----------       -----------

Weighted-average number of diluted common shares
      outstanding.......................................    8,673,070        10,453,548
                                                           ==========       ===========

The accompanying notes are an integral part of these consolidated statements.

                            CREDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                                            DECEMBER 31,     MARCH 31,
                                                                                     ------------     ---------

                                                                                         1999             2000
                                                                                         ----             ----
                                     Assets

Cash and cash equivalents, including restricted cash of $3.3 million as of
   December 31, 1999 and March 31, 2000.............................................   $ 11,927        $  8,281
Finance receivables held for sale...................................................      3,126              --
Finance receivables.................................................................    184,858         183,741
Investment in securitizations.......................................................     31,169          29,741
Property and equipment, net.........................................................      9,297          10,184
Deferred costs, net.................................................................      3,111           6,061
Other assets........................................................................      2,087           1,038
                                                                                       --------        --------

           Total assets.............................................................   $245,575        $239,046
                                                                                       ========        ========

                       Liabilities and Stockholders' Equity

Notes payable.......................................................................   $111,306        $ 99,044
Accounts payable and accrued expenses...............................................      4,986           7,453
Capitalized lease obligations.......................................................      5,208           5,536
Deferred tax liability..............................................................     20,132          20,875
Other liabilities...................................................................      1,606           1,610
                                                                                       --------        --------

           Total liabilities........................................................    143,238         134,518
                                                                                       --------        --------

Stockholders' equity
     Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
        outstanding.................................................................         --              --
     Common stock, $.01 par value; 20,000,000 shares authorized, 10,484,588 shares issued and 10,453,548 outstanding at December 31, 1999 and
        March 31, 2000..............................................................        105             105
     Paid-in capital................................................................     71,078          72,109
     Stock held for benefit plans...................................................       (269)           (269)
     Net unrealized gains on available for sale securities..........................      2,259             801
     Retained earnings..............................................................     29,164          31,782
                                                                                       --------        --------

           Total stockholders' equity...............................................    102,337         104,528
                                                                                       --------        --------

           Total liabilities and stockholders' equity...............................   $245,575        $239,046
                                                                                       ========        ========

The accompanying notes are an integral part of these consolidated statements.

                            CREDITRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

                                                                                       STOCK      ACCUMULATED
                                                                                       -----      -----------
                                      COMMON STOCK    ADDITIONAL    PREFERRED STOCK   HELD FOR       OTHER
                                      ------------    ----------    ---------------   --------       -----
                                                       PAID-IN                         BENEFIT   COMPREHENSIVE  RETAINED
                                                       -------                         -------   ------------   --------
                                    SHARES    AMOUNT   CAPITAL     SHARES     AMOUNT    PLANS       INCOME      EARNINGS     TOTAL
                                    ------    ------   -------     ------     ------    -----       ------      --------     -----
Balance at January 1, 1999......   7,984,480  $   80   $ 27,754        --     $   --   $ (269)     $ 6,714      $ 12,146   $ 46,425
Common stock offering...........   2,400,000      24     42,429        --         --       --           --            --     42,453
Common stock issued on options
  and warrants exercised........      69,068       1        895        --         --       --           --            --        896
Net earnings....................          --      --         --        --         --       --           --        17,018     17,018
Other comprehensive income,
  decrease in unrealized gains
  on available for sale
  securities, net of taxes
  of $2,288.....................          --      --         --        --         --       --       (4,455)           --     (4,455)
                                                                                                                           --------
Total comprehensive income......                                                                                             12,563
                                  ----------  ------   --------    ------     ------   ------      -------      --------   --------

Balance at December 31, 1999....  10,453,548     105     71,078        --         --     (269)       2,259        29,164    102,337
Value of common stock purchase
  warrants issued in connection
  with debt financing...........          --      --      1,031        --         --       --           --            --      1,031
Net earnings....................          --      --         --        --         --       --           --         2,618      2,618
Other comprehensive income,
  decrease in unrealized gains
  on available for sale
  securities, net of taxes
  of $932.......................          --      --         --        --         --       --       (1,458)           --     (1,458)
                                                                                                                           --------
Total comprehensive income......                                                                                              1,160
                                  ----------  ------   --------    ------     ------   ------      -------      --------   --------

Balance at March 31, 2000.......  10,453,548  $  105   $ 72,109        --     $   --   $ (269)     $   801      $ 31,782   $104,528
                                  ==========  ======   ========    ======     ======   ======      =======      ========   ========

The accompanying notes are an integral part of these consolidated statements.

                            CREDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                            THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------

                                                                                       1999           2000
                                                                                       ----           ----
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
      Net earnings..............................................................    $  2,430       $  2,618
      Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
            Depreciation and amortization.......................................         148            918
            Deferred tax expense................................................       1,555          1,674
            Income on investment in securitization..............................      (1,329)          (961)
      Changes in assets and liabilities:
            (Increase) decrease in other assets.................................        (945)         1,049
            Increase in accounts payable and accrued expenses...................       1,477          2,467
            (Decrease) increase in other liabilities............................          (6)             4
                                                                                    --------       --------

Net cash and cash equivalents provided by operating activities..................       3,330          7,769
                                                                                    --------       --------

Cash flows from investing activities
      Collections applied to principal (accretion) on finance receivables.......      (3,157)         1,117
      Increase in cash reserves on securitizations..............................      (2,610)            --
      Purchases of property and equipment.......................................        (164)        (1,204)
      Proceeds from sale of finance receivables held for sale...................          --          3,126
      Acquisitions of finance receivables.......................................     (37,943)            --
                                                                                    --------       --------

Net cash and cash equivalents (used in) provided by investing activities........     (43,874)         3,039
                                                                                    --------       --------

Cash flows from financing activities
      Proceeds from issuance of common stock....................................      42,504             --
      (Payments on) proceeds from notes payable, net............................      37,972        (11,231)
      Proceeds from sale-leaseback transaction..................................          --            512
      Payments on capital lease obligations.....................................        (135)          (440)
      Deferred costs............................................................         (44)        (3,295)
                                                                                    --------       --------

Net cash and cash equivalents provided by (used in) financing activities........      80,297        (14,454)
                                                                                    --------       --------

Net increase (decrease) in cash and cash equivalents............................      39,753         (3,646)
Cash and cash equivalents at beginning of period................................       7,906         11,927
                                                                                    --------       --------

Cash and cash equivalents at end of period......................................    $ 47,659       $  8,281
                                                                                    ========       ========

The accompanying notes are an integral part of these consolidated statements.

                            CREDITRUST CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (Dollars in thousands except share data)

Note A--Recent Events Affecting Operations

Subsequent to March 31, 2000 a number of events have occurred that will impact the future operations and liquidity of Creditrust Corporation (the "Company"). As more fully discussed below in Notes E, F and H, effective May 1, 2000, Asset Guaranty Insurance Company, (AGI), the bond insurer on three of the Company's privately placed securitizations, has not renewed Creditrust as the servicer on two of the three securitizations, Creditrust Receivables Backed Notes, Series 1998-2 (not consolidated) and Creditrust Receivables Backed Warehouse Notes, Series 1998-A (consolidated). Norwest Bank Minnesota, National Association, as trustee and back up servicer, has selected a third party successor servicer effective as of May 1, 2000. The Company's servicing fees on these two transactions have approximated $600,000 a month in recent months. Norwest Bank, as Trustee for Series 1998-2, has indicated that the Company is in servicer default, which causes the technical cross-default of Creditrust Receivables Backed Notes Series 1999-1, a consolidated securitization not insured by AGI. The trustee for the bondholders of Series 1999-1 has notified the Company that it is in cross default and that effective May 4, 2000, the Company has been terminated as servicer. In subsequent discussions, the bondholders have asked the Company to continue to service the accounts for an indeterminate period of time.

In addition, the Company has received notice from Sunrock Capital Corporation that the Company's revolving line of credit is in default due to a failure on the part of the Company to make the payments due for the months of April and May 2000. Sunrock Capital Corporation is collateralized by all of the Company's assets except receivables included in securitizations and the SPV99-2 financing. The default on the Sunrock credit facility caused the cross default for the Series 1998-1 securitization (not consolidated), the third securitization for which AGI is the insurer. The Series 1998-1 securitization is expected to pay off in the third quarter of 2000. The Company does not believe that Series 1998-1 securitization will be affected by the cross default.

The Company has been profitable and has equity, however the Company has been unable to meet all of its debt service obligations and operating expenses due to
a) the loss of contractual servicing fees on its Series 1998-2 securitization and warehouse credit facility, and b) the Company's inability to raise additional financing or sell receivables. The Company did not meet its debt service payments to Sunrock Capital and a default has been declared. The default would enable the lender to accelerate the loan. In addition, this caused a cross default under the Series 1999-2 facility and the Series 1998-1 facility, which could be accelerated. The servicing on Series 1998-2, 1999-1 and the warehouse have been terminated which directly affects the Company's resources to pay operating costs and debt service. Although our loans are in servicer default and cross default, the loans have not been accelerated.

The accompanying financial statements do not include any adjustments that will be necessary as a result of the Company's defaults on its facilities and loss of its servicing on the securitizations during the second quarter of 2000. However, in the quarter ending June 30, 2000, the Company will reduce the fair value of the investment in the Series 1998-2 securitization by approximately $1.4 million due to the fact that the servicing was moved to a third party until the bond is retired. Net earnings would be reduced by approximately $312,000 after tax, and unrealized gain in stockholders' equity would be reduced by $561,000 after tax. In addition, in the quarter ended June 30, 2000, the Company will review the deferred costs associated with the defaults of the facilities to determine what, if any, write downs will be required.

The Company's default of the revolving line of credit and other defaults and occurrences described above may raise doubt about the Company's ability to continue as a going concern. The Company is currently working with all of its lenders and investors to obtain the necessary waivers under the terms of the agreements and is negotiating with them to stabilize its lender relationships by establishing certain internal operating plans. The Company has also retained the services of an outside consulting firm to assist in creating programs to accomplish management's objectives. The Company is also evaluating the disposal of certain assets, raising new capital for future operations and reducing operating costs by certain staff and other cost reductions. However, there can be no assurance that the Company will be successful in achieving its objectives. The accompanying financial statements do not include any adjustments that might be necessary in the event that the Company is unable to continue as a going concern, or as a result of the facilities defaults, or loss of servicing.

Note B--Organization and Business

The Company was incorporated in Maryland on October 17, 1991. The Company purchases, collects and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. The Company's customers are located throughout the United States. The Company has funded its receivables purchases and the expansion of its business through a combination of bank and other warehouse funding, public and private equity funding and asset-backed securitizations.

                            CREDITRUST CORPORATION

                   (Dollars in thousands except share data)

Note C--Summary of Significant Accounting Policies

Basis of Accounting

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in these Statements should be read in conjunction with Management's Discussion and Analysis of financial condition and results of operations, and consolidated financial statements and notes thereto included in the Company's Corporation's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Creditrust Funding I LLC, Creditrust Card Services Corp., Creditrust SPV99-1, LLC, Creditrust SPV99-2 Capital, Inc., and Creditrust SPV99-2, LLC. All material inter-company accounts and transactions have been eliminated.

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

Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize income on finance receivables and to estimate the fair value of investment in securitizations. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material (See Note E).


Note D--Earnings per Common Share

The Company's options and warrants were anti-dilutive for the three months ended March 31, 2000. The following table reconciles basic and diluted EPS for the three months ended March 31, 1999:

                          THREE MONTHS ENDED MARCH 31, 1999
                          ---------------------------------

                                                                       PER
                                           EARNINGS       SHARES      SHARE
                                          (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                          -----------  -------------  ------
Basic EPS
Net earnings.............................    $2,430      8,358,889     $.29
Effect of dilutive securities
Warrants.................................        --        211,952
Stock options............................        --        102,229
                                             ------      ---------

Diluted EPS
Net earnings plus assumed conversions....    $2,430      8,673,070     $.28
                                             ======      =========     ====

                            CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

Note E--Finance Receivables

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the three months ended March 31, 2000:

Balance, at beginning of period...................................   $  184,858
          Purchases of finance receivables........................           --
          Accretion to principal..................................        3,669
          Amortization of principal...............................       (4,786)
                                                                     ----------

Balance, at end of period.........................................   $  183,741
                                                                     ==========

Unrecorded discount...............................................   $2,457,652
                                                                     ==========

To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 1999 and March 31, 2000, no provision for loss has been recorded.

In the first quarter ended March 31, 2000, the Company sold $3.1 million of purchased finance receivables that had been classified as held for sale. All of the finance receivables held for sale were sold for cost and therefore no gain or loss was recognized.

As of May 30, 2000, and as more fully described in Note H, the Company is in payment default on its revolving line of credit and in technical cross defaults on the warehouse, SPV99-2 and SPV99-1 facilities. The impact on the carrying values of the finance receivables secured under each of these facilities is currently not determinable. No acceleration of any debt has occurred, though the servicing on the warehouse facility and SPV99-1 has been terminated. The carrying value of each of the pools of receivables as of March 31, 2000 was:


          Warehouse Facility...................  $ 23,772
          Revolving Line of Credit.............    21,023
          SPV99-2..............................    40,113
          SPV99-1..............................    90,751
          Other................................     8,082
                                                 --------
                                                 $183,741
                                                 ========

Changes in Estimates

The Company monitors its projection models with a view towards enhancing predictability of both the amount and timing of collections. In the first quarter of 2000, the Company reduced the remaining estimates by 6% to reflect historical collections. The effect of the change in estimate was to reduce earnings in the first quarter by $2.3 million, or $1.4 million after tax.

As a result of events subsequent to March 31, 2000, as discussed in Note A, there could be further reductions in estimates and carrying values of finance receivables.


Note F--Investment in Securitizations

Investment in securitizations for the three months ended March 31, 2000 is comprised of the following:

                                                                                ESTIMATED
                                        CASH       AMORTIZED     UNREALIZED        FAIR
                                      RESERVES       COST          GAINS          VALUE
                                      --------       ----      --------------     -----
Balance at beginning of period.....   $ 4,550       $22,434        $ 4,185       $31,169
Deposits to reserves...............        --            --             --            --
Income on investment...............        --           961             --           961
Decrease in unrealized gains.......        --            --         (2,389)       (2,389)
                                      -------       -------        -------       -------

Balance at end of period...........   $ 4,550       $23,395        $ 1,796       $29,741
                                      =======       =======        =======       =======

                            CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

Note F--Investment in Securitizations (Continued)

The investment in securitizations accrues interest at 12% per annum. The net after tax effect of unrealized gains is reflected as a separate component of stockholders' equity and is included in other comprehensive income. Fair value, absent actual market quotations for similar securities, was calculated by a discounted cash flow valuation.

In April 2000, the Company received notification from the note insurer, AGI, that it was terminating the Company's servicing rights effective May 1, 2000 on the Series 1998-2 securitization, and transferred to a third party at a servicing fee of 30% on monthly collections. The Company had initially determined the fair value of the investment based on a discounted cash flow analysis, including a 20% marginal cost of servicing. Due to the contractual payment to the third party of 30% until the underlying bond is paid off, the discounted cash flow for the fair value of investment in securitization will be revised in the second quarter of 2000 to account for the increased cost of servicing during the estimated bond period. Once the bond is retired in full including all interest and other administrative expenses of the trust, the servicing will revert to the Company. On April 11, 2000, the Company was notified by AGI of a non-payment related default on collection targets. AGI could attempt to accelerate the bond and possibly seek to sell the receivables securing the securitization. The Company would attempt to vigorously prevent such actions. The effect of the third party servicing or possible acceleration on the fair value of the investment in the securitization for Series 1998-2 cannot be determined at this time. The carrying value of Series 1998-2 at March 31, 2000 is $20.9 million and the outstanding bond balance is $12.2 million.

The Company is in technical servicer cross default on the Series 1998-1 securitization as a result of its default under its revolving line of credit. No notice of default has been received and the servicing remains with the Company. The carrying value of Series 1998-1 at March 31, 2000 is $8.7 million and the outstanding bond balance is $1.5 million. The Company expects that the bond will be retired in the third quarter of 2000 from collections.

All of the cash reserve accounts are assignable as additional collateral to the warehouse facility once the Series 1998-1 and 1998-2 bonds are retired pursuant to an amendment to the warehouse facility in December 1999. The cash reserve balances as of March 31, 2000 were $1.3 million and $3.3 million, for the Series 1998-1 and 1998-2 bonds, respectively.


Note G--Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:


                                                    December 31,  March 31,
                                                       1999         2000
                                                      ------       ------

Accounts payable..............................        $1,453       $2,377
Accrued salaries, taxes and fringe benefits...         1,550        1,488
Accrued conversion fee SPV99-2 financing......            --        1,713
Accrued other liabilities.....................         1,983        1,875
                                                      ------       ------
                                                      $4,986       $7,453
                                                      ======       ======

Note H--Notes Payable

Warehouse Facility

In September 1998, the Company established through a wholly owned consolidated special purpose finance subsidiary, Creditrust Funding I LLC, an initial $30 million revolving warehouse facility for use in acquiring finance receivables. The warehouse facility carried a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The warehouse facility is secured solely by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary, and is non-recourse to the parent company and its other assets. Generally, the warehouse facility provided 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is included in cash on the balance sheet and restricted as to use until the warehouse facility is retired. It is anticipated that the designated cash reserves available after pay off of the Company's initial and second securitizations will be applied as additional reserves for the warehouse facility.

                            CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

Note H--Notes Payable (Continued)

The Company's right to service the receivables funded by the warehouse facility automatically terminates on a monthly basis subject to reappointment by the note insurer. The note insurer notified the Company that they were not re-appointing the Company as servicer effective April 1, 2000. The Trustee, as back-up servicer, appointed the Company to be servicer for the month of April 2000 and thereafter, selected a third party until the facility is repaid in full. Once the facility is repaid, the servicing will revert back to the Company. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $1.8 million plus 75% of net earnings. The indenture and servicing agreement was amended in February 2000, requiring the facility to be reduced to $19 million by July 10, 2000. Debt service on the Warehouse facility is interest only during a six-month revolving period and thereafter comprised of all collections from receivables less a 20% servicing fee. In February 2000, the servicing fee increased to 35% pursuant to the amended indenture and servicing agreement. These servicing fees are eliminated in consolidation. As described in above Note E, AGI notified the Company that the warehouse facility was in default due to a cross default provision in Series 1998-2.

Interest expense, trustee fees and guarantee fees aggregated $325,000 and $464,000 for the periods ending March 31, 1999 and 2000, respectively. As of March 31, 2000, the amount outstanding was $21.7 million and the carrying value of the assets included in the warehouse facility was $23.8 million.

Revolving Line of Credit

  In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility has a term of three years, during which time the Company may borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest was based on prime plus 0.5%, or LIBOR plus 2.5% at the option of the Company on each advance. Pursuant to an amendment to the loan documents in March 2000, interest is prime plus 2.5% effective April 1, 2000. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. Outstanding debt on the line as of March 31, 2000 was $15.1 million, and the carrying value of the finance receivables under this facility
was $21.0 million.   Interest expense totaled $250,000 and $337,000 for the
periods ending March 31, 1999 and 2000, respectively. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $30.0 million plus 50% of net earnings. Debt service on the revolving facility is interest only for six months following the purchase of receivables. After six months, principal is payable over twenty-four months.

The Company did not make its principal or interest payments for April and May 2000. The lender has declared a default, but has not accelerated the loan. The Company is negotiating to modify the terms of the agreement.

SPV99-2 Financing

     In August 1999, the Company entered into a $40.0 million interim credit facility to fund purchases of additional portfolios of defaulted receivables. Under this arrangement, Creditrust SPV99-2, LLC (Series 1999-2), a newly formed special purpose subsidiary issued secured, interim short-term notes in a private placement to institutional investors. The notes are backed by a parent guarantee from the Company. The Company used the proceeds of the interim credit facility to purchase portfolios including purchases under forward flow contracts. The Company was initially obligated to retire this facility with proceeds from any capital markets transactions or certain asset sales prior to the May 2000 initial maturity date. Interest was initially payable at 12% per annum. Debt service was initially all collections on the receivables. The notes converted to long-term financing effective March 1, 2000, at which time the interest rate changed to 15% per annum and the maturity extended to September 2002. Pursuant to the conversion of the notes, effective March 1, 2000, the Company may utilize up to $20.0 million from capital markets transactions or certain asset sales for working capital purposes in lieu of retiring the loan balance. Warrants in the amount of 1,236,138 shares of common stock of the Company were issued to the lenders based on the average stock price under a defined formula at market value. An original issue discount of $1.0 million was recorded pursuant to the issuance of the stock warrants. The lenders will receive a conversion fee of 8.25% of the outstanding debt on March 1, 2000, or $2.8 million, payable from collections on the receivables. Debt service, including

                            CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

Note H--Notes Payable (Continued)

payment of the conversion fee, is all collections less a 40% servicing fee paid to the Company. Servicing fees are eliminated in consolidation. As of March 31, 2000, the Company had $33.8 million outstanding under this facility. Interest expense totaled $1.1 million for the period ended March 31, 2000. The facility includes a technical cross default on the revolving line of credit and securitizations, but the Company has not been notified by the lenders of any action.

Non Recourse SPV99-1 Securitization Note

   In August 1999, the Company issued a $40.0 million asset backed securitization note through its newly formed special purpose subsidiary Creditrust SPV99-1, LLC (Series 1999-1). The Note is secured by the receivables pledged to the note holders and is non-recourse to the parent Company and its other assets. Interest is payable at 9.43% per annum and the final maturity date of the Note is July 2004. Interest expense totaled $876,000 for the period ended March 31, 2000. A one-time $2.4 million liquidity reserve is included in cash on the balance sheet and restricted as to use until the note is retired. The securitization did not qualify for gain on sale accounting under generally accepted accounting principles, with the result that the securitization notes are treated as a secured borrowing and appear as debt on the consolidated financial statements of the Company. As of March 31, 2000, the Company had $29.4 million outstanding under this facility. Debt service is paid from all collections on the receivables less a 20% servicing fee. Servicing fees are eliminated in consolidation.

Due to a cross default provision with any other defaulted securitization, the trustee notified the Company that a servicer default had occurred. On May 4, 2000, the Company was notified by the trustee for the bondholders that effective immediately, Creditrust was terminated of all its duties and obligations under the servicing agreement. In subsequent discussions, the bondholders have requested the Company to continue servicing the receivables for an indeterminate period. The amount of the servicing fee has averaged approximately $450,000 per month during the quarter.

As of March 31, 2000, required minimum principal payments payable by the Company were as follows:

            Year ending December 31,
            2000                                                                                   $ 69,193
            2001                                                                                     26,217
            2002                                                                                      4,665
                                                                                                   --------
                         Total minimum principal payments                                           100,075
                                                                                                   --------

                     Original issue discount on warrants issued from SPV99-2 financing                1,031
                                                                                                   --------

                         Fair value of debt recorded                                               $ 99,044
                                                                                                   ========

The above table does not reflect the impact of potential acceleration of any loans caused by defaults subsequent to March 31, 2000 as discussed in Note A.


Note I--Commitments and Contingencies

Forward Flow Agreements

Beginning in September 1998, the Company entered into multiple forward flow agreements with certain financial institutions, which obligate the Company to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of March 31, 2000, the Company had no commitments under forward flow agreements.

                            CREDITRUST CORPORATION

                 (Dollars in thousands except for share data)

Note I--Commitments and Contingencies (Continued)

Litigation

The Company is involved in various litigation arising in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

The Company brought a declaratory judgement action against a seller of charged off receivables asking the US District Court for the District Court of Delaware to agree with the Company's interpretation that the agreement has been terminated pursuant to its terms. The seller has responded, as anticipated by the Company, by denying that the agreement has terminated, and is seeking, among other things, liquidated damages of $600,000 plus legal fees. While it is not possible for the Company to estimate the potential for loss, if any, the Company will vigorously prosecute its action against the seller and defend any claims made in the proceeding.

On April 4, 2000, the Company filed in The United States District Court for the District of Maryland an 18-count suit for $130 million in compensatory damages against Enhanced Financial Services (NYSE:EFS), AGI, and Charles Henneman, Senior Vice President of EFS. The Company is also asking for $390 million in punitive damages from the three defendants. EFS is the parent company of AGI, which insures three of the Company's four asset backed bonds. The suit alleges that EFS, through its Senior Vice President Charles Henneman, secretly posted maliciously false and disparaging statements about the Company on the Yahoo! message board, an internet web site, at which the Company is the dedicated topic of discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Revenues. Total revenues increased by $9.5 million, or 78.7%, from $12.0 million for the three months ended March 31, 1999 to $21.5 million for the three months ended March 31, 2000. The increase was largely due to a $10.4 million increase in income on finance receivables resulting from receivables purchases during 1999. The Company expects that revenue in future periods will consist primarily of income on finance receivables.

Income on finance receivables increased by $10.4 million, or 113.5%, from $9.1 million for the three months ended March 31, 1999 to $19.5 million for the three months ended March 31, 2000. This increase was attributable to the purchase of receivables in the last three quarters of 1999 with proceeds from the follow on public offering, the Company's two credit facilities, the SPV99-2 financing, and the August 1999 securitization. Collections on managed receivables increased by $12.1 million, or 90.3%, from $13.4 million for the three months ended March 31, 1999 to $25.5 million for the three months ended March 31, 2000.

Expenses from Operations. Total expenses from operations increased by $6.9 million, or 89.2%, from $7.6 million for the three months ended March 31, 1999 to $14.5 million for the three months ended March 31, 2000. Operating expenses increased primarily as a result of increased personnel expenses associated with the growth of the Company's managed receivables base and associated recovery efforts as the Company built infrastructure to support the expansion of its operations.

Personnel expenses increased by $3.8 million, or 67.0%, from $5.6 million for the three months ended March 31, 1999 to $9.4 million for the three months ended March 31, 2000. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with the Company's expanded information technology systems.

Communications costs increased by $433,000, or 79.3%, from $545,000 for the three months ended March 31, 1999 to $978,000 for the three months ended March 31, 2000. This increase was due to greater use of long distance telephone services and credit reporting to service the higher volume of managed receivables purchased in the last three quarters of 1999.

Rent and occupancy expenses increased by $909,000, or 191.2%, from $475,000 for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000. This increase was due to the opening of the Company's third operations center in September 1999.

Professional fees and other expenses increased $1.6 million, or 174.5%, from $964,000 for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000, as a result of increased accounting fees, investor relations expenses, contingency legal and court costs, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations increased by $2.7 million from $4.3 million for the three months ended March 31, 1999 to $7.0 million for the three months ended March 31, 2000. This increase resulted from numerous factors, particularly the increase in income on finance receivables, which more than offset the planned growth in operating costs associated with the additions of recovery personnel to support a substantially larger volume of receivables.

Other Income (Expense). Other income (expense) decreased $2.3 million, from a net expense of $395,000 for the three months ended March 31, 1999 to a net expense of $2.7 million for the three months ended March 31, 2000. This decrease resulted from a $16,000 increase in interest and other income earned on short term cash equivalent investments offset by an increase in interest expense of $2.3 million as a result of higher borrowing incurred in connection with the credit facilities, SPV99-2 finance facility and the August 1999 securitization.

Earnings Before Income Taxes. Earnings before income taxes increased from $4.0 million for the three months ended March 31, 1999 to $4.3 million for the three months ended March 31, 2000 primarily due to the increase in earnings from operations offset by the increase in interest expense.

Provision for Income Taxes. Income tax rates were 39% for the three months ended March 31, 1999 and 2000. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings increased by $189,000 from $2.4 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. This increase resulted from the same factors which affected earnings from operations offset by the increase in interest expense.

EBITDA. EBITDA increased $3.4 million, or 73.3%, from $4.7 million for the three months ended March 31, 1999 to $8.1 million for the three months ended March 31, 2000. EBITDA increased more than earnings from operations primarily because of growth in depreciation expense for the three months ended March 31, 2000 over the same period for 1999 due the increase in fixed assets needed to accommodate the Company's expanded infrastructure.


Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased from $11.9 million as of December 31, 1999 to $8.3 million as of March 31, 2000 due to net cash used in financing activities exceeding net cash provided by operating activities and investing activities.

Finance Receivables. Investment in finance receivables decreased $1.1 million to $183.7 million, as of March 31, 2000 from $184.9 million as of December 31, 1999. The Company made no purchases of finance receivables during the three months ended March 31, 2000. Net amortization to principal on finance receivables of $1.1 million was recorded for the three months ended March 31, 2000 as collections exceeded recorded income on finance receivables.

Finance Receivables Held for Sale. Finance receivables held for sale of $3.1 million were sold for cost during the period ended March 31, 2000.

Investment in Securitizations. Investment in securitizations decreased from $31.2 million at December 31, 1999 to $29.7 million as of March 31, 2000. As of March 31, 2000, the fair value of investment in securitizations was $29.7 million and the unrealized gain was $1.8 million pre-tax, or $801,000 net of taxes. Unrealized gains may fluctuate based upon changes in the discount rate utilized by the Company and changes in collection patterns.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $2.5 million, or 49.5%, from $5.0 million at December 31, 1999 to $7.5 million at March 31, 2000. The increase was due to increased trade payables and accrued expenses.

Notes Payable and Capitalized Lease Obligations. Notes payable decreased from $111.3 million as of December 31, 1999 to $99.0 million as of March 31, 2000. The decrease in notes payable was attributable to the repayments on two of the Company's credit facilities. Notes payable of $99.0 million are presented net of an original issue discount of $1.0 million from the issuance of warrants in connection with the conversion of the SPV99-2 financing to a term note on March 1, 2000.

Deferred Tax Liability. The Company's deferred tax liability at March 31, 2000 was $20.9 million compared to $20.1 million as of December 31, 1999. This increase of $800,000 was attributable to an increase of $1.7 million in deferred tax expenses resulting from the timing differences of recognizing income on finance receivables on the cost recovery method for tax and securitization transactions treated as financing for tax offset by a decrease of $932,000 in deferred tax liability and amortization of comprehensive income.

Total Stockholders' Equity. Total stockholders' equity increased $2.2 million to $104.5 million at March 31, 2000 from $102.3 million at December 31, 1999 as a result of net income of $2.6 million during the three months ended March 31, 2000, $1.0 million of additional paid in capital resulting from the issuance of warrants relating to the conversion of the SPV99-2 Financing to a term note, reduced by $1.4 million (net of taxes) from a decrease of unrealized gains related to the fair value of the Company's investment in securitizations.

Liquidity and Capital Resources

Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, the SPV99-2 credit facility, borrowings under two credit facilities and equity capital.

As of March 31, 2000, the Company had cash and cash equivalents of $8.3 million. Cash provided by operating activities was $7.8 million for the three months ended March 31, 2000. There were no purchases of finance receivables for the three months ended March 31, 2000. No credit was available under the Company's credit facilities at March 31, 2000.

The Company had entered into forward flow contracts with a number of credit grantors. These contracts obligated the Company to make monthly purchases of receivables portfolios provided they met certain agreed-upon criteria. These commitments have expired or terminated. The Company does not currently intend to enter into new forward flow contracts. Instead, the Company will purchase receivables that meet the Company's criteria as such receivables become available.

The debt service requirements associated with borrowings under the Company's credit facilities have significantly increased liquidity requirements. Both the line of credit facility and the warehouse facility interest only periods have expired and no further borrowings are permitted under the warehouse facility, and the line of credit facility is subject to lender approval. The Company has experienced difficulty in obtaining financing with principal payments and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing. The Company believes that other receivables purchasers have experienced similar difficulties in this financial market.

Subsequent to March 31, 2000, a number of events have occurred that will impact the Company's future operations and liquidity. As more fully discussed in Notes E, F and H to the financials, effective May 1, 2000, Asset Guarantee Insurance Company, (AGI), the bond insurer on three of the Company's privately placed securitizations, has not renewed Creditrust as the servicer on two of the three securitizations, Creditrust Receivables Backed Notes, Series 1998-2 (not consolidated) and Creditrust Receivables Backed Warehouse Notes, Series 1998-A (consolidated). Norwest Bank Minnesota, National Association, as trustee and back up servicer, has selected a third party successor servicer effective as of May 1, 2000. The Company's servicing fees on these two transactions have approximated $600,000 a month in recent months. Norwest Bank, as Trustee for Series 1998-2, has indicated that the Company is in servicer default, which causes the technical cross-default of Creditrust Receivables Backed Notes Series 1999-1, a consolidated securitization not insured by AGI. The trustee for the bondholders of Series 1999-1 has notified the Company that it is in cross default and that effective May 4, 2000, the Company has been terminated as servicer. In subsequent discussions, the bondholders have asked the Company to continue to service the accounts for an indeterminate period of time.

In addition, the Company has received notice from Sunrock Capital Corporation that the Company's revolving line of credit is in default due to a failure on the part of the Company to make the payments due for the months of April and May 2000. Sunrock Capital Corporation is generally collateralized by all of the Company's assets except receivables included in securitizations and the SPV99-2 financing. The default on the Sunrock credit facility caused the cross default for the Series 1998-1 securitization (not consolidated), the third securitization for which AGI is the insurer. The Series 1998-1 securitization is expected to pay off in the third quarter of 2000. The Company does not believe that Series 1998-1 securitization will be affected by the cross default.

The Company has been profitable and has equity, however the Company has been unable to meet all of its debt service obligations and operating expenses due to
a) the loss of contractual servicing fees on its Series 1998-2 securitization and warehouse credit facility, and b) the Company's inability to raise additional financing or sell receivables. The Company did not meet its debt service payments to Sunrock Capital and a default has been declared. The default would enable the lender to accelerate the loan. In addition, this caused a cross default under the Series 1999-2 facility and the Series 1998-1 facility, which could also be accelerated. The servicing on Series 1998-2, 1999-1 and the warehouse have been terminated which directly affects the Company's resources to pay operating costs and debt service. Although our loans are in servicer default and cross default, the loans have not been accelerated.

The Company's default of the revolving line of credit and other defaults and occurrences described above may raise doubt about the Company's ability to continue as a going concern. The Company is currently working with all of its lenders and investors to obtain the necessary waivers under the terms of the agreements and is negotiating with them to stabilize its lender relationships by establishing certain internal operating plans. The Company has also retained the services of an outside consulting firm to assist in creating programs to accomplish management's objectives. The Company has also evaluated the disposal of certain assets, raising new capital for future operations and reducing operating costs by certain staff and other cost reductions. However, there can be no assurance that the Company will be successful in achieving its objectives. The accompanying financial statements do not include any adjustments that might be necessary in the event that the Company is unable to continue as a going concern, or as a result of the facilities defaults, or loss of servicing.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company retains an investment in securitizations with respect to its securitized receivables which are market risk sensitive financial instruments held for purposes other than trading; it does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk, which may arise in the credit standing of the investment in securitizations and in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $398,000 as of March 31, 2000. There would be no impact on the Company's future cash flows.

Year 2000

The Year 2000 issue arises out of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 99 for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. As of the date of this filing, the Company had not experienced any significant system failures, miscalculations, or any disruption of operations including, among other things, a temporary inability to process transactions, send letters and statements or engage in similar activities.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 1999 and 2000.

                                    PART II
PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The Company has filed in The United States District Court for the District of Maryland an 18-count suit for $130 million in compensatory damages against Enhanced Financial Services (NYSE:EFS), Asset Guaranty Insurance Company (AGI), and Charles Hennemen, Senior Vice President of EFS. The Company is also asking for $390 million in punitive damages from the three defendants. EFS is the parent company of AGI, which insures three of the Company's four asset backed bonds. The suit alleges that EFS, through its Senior Vice President Charles Henneman, secretly posted maliciously false and disparaging statements about the Company on the Yahoo! message board, an internet web site, at which the Company is the dedicated topic of discussion.

Item 2.       Changes in Securities and Use of Proceeds.

Effective March 1, 2000, the Company converted its interim financing, Series 1999-2, to a term loan due September 30, 2002. Pursuant to the conversion, warrants to purchase 1.2 million shares of common stock were issued at a strike price of $1.86. The warrants were privately placed in accordance with Section 4(a) of the Securities Act of 1933, as amended.

Item 3.       Defaults Upon Senior Securities

The Company is in payment default under its line of credit facility, which had an outstanding principal balance of $15.1 million as of March 31, 2000. The Company failed to make principal and interest payments in April and May 2000. Further, the Company has been notified of a non-payment related default with regard to its Series 1998-2 securitization. These defaults caused the Company to be in technical cross default with regard to its warehouse and Series 1999-2 facilities, and its Series 1998-1 and Series 1999-1 securitizations. As of May 30, 2000, none of the above loans have been accelerated.

Item 4 is not applicable and has been omitted.

Item 5.       Other Information

Risk Factors and Forward-Looking Statements

The Company's business prospects are highly dependant on a variety of factors within and beyond the Company's control which may affect the timing and amount of collections on the Company's portfolios of previously defaulted consumer receivables. Future growth of the Company will depend on numerous factors, including the development and expansion of relationships with credit grantors, the availability of adequate financing to purchase additional receivables, the ability to securitize receivables, the ability to maintain the quality of services the Company provides to its customers and to credit grantors, the recruitment, training and retention of qualified personnel, the enhancement and maintenance of the Company's information technology, operational, and financial systems, any higher than anticipated rate of personnel turnover and the continued availability of receivables that meet the Company's requirements. The Company's future prospects may be significantly affected either positively or negatively depending upon the circumstances of the marketplace and competitive developments. There can be no assurance that the Company will be able to maintain its historical collection rates, or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's quarterly operating results may fluctuate in the future because of a variety of factors. These factors include (1) the timing and amount of collections on the Company's receivables, (2) any charge to earnings resulting from a decline in value of the Company's existing investment in securitizations,
(3) increases in operating expenses associated with the growth of the Company's operations, (4) the accuracy of the Company's pricing models and (5) the resolution of defaults on its credit facilities. No assurance can be given that unanticipated future events, including further refinements to the Company's collection models, will not result in changes in estimates in future periods which could adversely affect quarter-to-quarter comparisons. The Company does not intend to securitize assets in the future that result in gain on sale transactions.

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

Item 6.                  Exhibits and Reports on Form 8-K


(A) Exhibits
                    10.1 Amended No. 1 to Bridge Loan Agreement dated as of
                         August 2, 1999 among Creditrust SPV99-2, LLC, CRDT SPV99-2 Capital, Inc., Creditrust Corporation, the lenders named therein and Norwest Bank Minnesota, National Association
                    10.2 Form of Warrant Certificate
                    10.3 Amended and Restated Servicing Agreement between
                         Creditrust SPV99-2, LLC, Creditrust Corporation and Norwest Bank Minnesota, National Association
                    27.1 Financial Data Schedule

(B) Reports on Form 8-K

Creditrust Corporation filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on May 30, 2000.

                            CREDITRUST CORPORATION

                              /s/ RICHARD J. PALMER
                    By: ----------------------------------------
                              Richard J. Palmer
                              Vice President and Chief Financial Officer