Form 10-Q
period 2000-06-30
CREDITRUST CORP
filed 2001-01-11
CIK 1043497

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES [X] NO [_]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF
                       JANUARY 10, 2001 WAS 10,453,548.

                             CREDITRUST CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

PART I. FINANCIAL INFORMATION


     Item 1.  Financial Statements
                                                                             Page
        Consolidated Statements of Earnings
        For the Three and Six Months Ended June 30, 1999 and 2000..........      1

        Consolidated Balance Sheets
        As of December 31, 1999 and June 30, 2000..........................      2

        Consolidated Statements of Stockholders' Equity and Comprehensive
        Income as of December 31, 1999 and June 30, 2000...................      3

        Consolidated Statements of Cash Flows
        For the Three and Six Months Ended June 30, 1999 and 2000..........      4

        Notes to Consolidated Financial Statements.........................      5

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................     16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................     24

     Item 2. Changes in Securities and Use of Proceeds.....................     24

     Item 3. Defaults Upon Senior Securities...............................     24

     Item 5. Other Information.............................................     24

     Item 6. Exhibits and Reports on Form 8-K..............................     25

 SIGNATURE.................................................................     26


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share data)
                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------  ---------------------------
                                                             (Unaudited)                   (Unaudited)
                                                         1999           2000           1999          2000
                                                      -----------    -----------    ----------    -----------
Revenue
    Income on finance receivables.................    $    15,771    $     5,647    $   24,904    $    25,143
    Servicing fees................................          1,306            412         2,869          1,440
    Income on investment in securitizations.......          1,341            786         2,670          1,747
                                                      -----------    -----------    ----------    -----------

                                                           18,418          6,845        30,443         28,330
                                                      -----------    -----------    ----------    -----------
Expenses
    Personnel.....................................          7,313          5,555        12,973         15,009
    Communications................................            925            880         1,470          1,858
    Rent and other occupancy......................            559          1,602         1,034          2,986
    Professional fees.............................            699          2,449         1,414          3,975
    Restructuring costs...........................             --          8,664            --          8,664
    Impairment of finance receivables.............             --         52,851            --         52,851
    Impairment of investment in securitizations...             --         18,849            --         18,849
    Other expenses................................            643          1,937           893          3,058
                                                      -----------    -----------    ----------    -----------

                                                           10,139         92,787        17,784        107,250
                                                      -----------    -----------    ----------    -----------

Earnings (loss) from operations...................          8,279        (85,942)       12,659        (78,920)

Other income (expense)
    Interest and other income.....................            555            295           703            459
    Interest expense..............................           (821)        (3,183)       (1,364)        (6,078)
                                                      -----------    -----------    ----------    -----------

Earnings (loss) before income taxes...............          8,013        (88,830)       11,998        (84,539)

Provision for income taxes (benefit)..............          3,124        (34,644)        4,679        (32,970)
                                                      -----------    -----------    ----------    -----------

Net earnings (loss)...............................    $     4,889    $   (54,186)   $    7,319    $   (51,569)
                                                      ===========    ===========    ==========    ===========

Basic earnings per common share...................    $       .47    $     (5.18)   $      .78    $     (4.93)
                                                      ===========    ===========    ==========    ===========

Weighted-average number of basic common shares
    outstanding...................................     10,387,706     10,453,548     9,373,298     10,453,548
                                                      ===========    ===========    ==========    ===========

Diluted earnings per common share.................    $       .46    $     (5.18)   $      .76    $     (4.93)
                                                      ===========    ===========    ==========    ===========

Weighted-average number of diluted common shares
    outstanding...................................     10,689,739     10,453,548     9,681,405     10,453,548
                                                      ===========    ===========    ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)
                                                                                          DECEMBER 31,    JUNE 30,
                                                                                          -------------  -----------

                                                                                              1999          2000
                                                                                            --------      --------
                                                                                            (Audited)    (Unaudited)
                       Assets

Cash and cash equivalents, including restricted cash of $3.3 million as of
 December 31, 1999 and June 30, 2000.....................................................     $ 11,927     $  7,682
Finance receivables held for sale........................................................        3,126           --
Finance receivables......................................................................      184,858      120,451
Investment in securitizations............................................................       31,169       10,081
Property and equipment, net..............................................................        9,297        3,900
Deferred costs, net......................................................................        3,111        5,402
Deferred tax asset.......................................................................           --       14,282
Other assets.............................................................................        2,087          735
                                                                                              --------     --------

       Total assets......................................................................     $245,575     $162,533
                                                                                              ========     ========

              Liabilities and Stockholders' Equity

Liabilities Not Subject to Compromise:

Notes payable............................................................................     $111,306     $ 94,121
Accounts payable and accrued expenses....................................................        4,986        3,402
Capitalized lease obligations............................................................        5,208        1,750
Deferred tax liability...................................................................       20,132           --
Other liabilities........................................................................        1,606          241
                                                                                              --------     --------

  Total Liabilities Not Subject to Compromise............................................      143,238       99,514
                                                                                              --------     --------

Liabilities subject to compromise:


Other undersecured and unsecured liabilities.............................................           --       13,479
                                                                                              --------     --------

  Total liabilities subject to compromise................................................           --       13,479
                                                                                              --------     --------

       Total liabilities.................................................................      143,238      112,993
                                                                                              --------     --------

Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
     outstanding.........................................................................           --           --
   Common stock, $.01 par value; 20,000,000 shares authorized, 10,469,068 shares issued and 10,453,548 outstanding at December 31, 1999 and
     June 30, 2000.......................................................................          105          105
   Paid-in capital.......................................................................       71,078       72,109
   Stock held for benefit plans..........................................................         (269)        (269)
   Net unrealized gains on available for sale securities.................................        2,259           --
   Retained earnings (deficit)...........................................................       29,164      (22,405)
                                                                                              --------     --------

       Total stockholders' equity........................................................      102,337       49,540
                                                                                              --------     --------

       Total liabilities and stockholders' equity........................................     $245,575     $162,533
                                                                                              ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)


                                                                                       STOCK      ACCUMULATED
                                                                                       -----      -----------
                                            COMMON STOCK    ADDITIONAL PREFERRED STOCK HELD FOR      OTHER
                                            ------------    ---------- --------------- --------     --------
                                                             PAID-IN                   BENEFIT   COMPREHENSIVE   RETAINED
                                                             -------                   -------   -------------   --------
                                           SHARES   AMOUNT   CAPITAL   SHARES   AMOUNT  PLANS      INCOME        EARNINGS     TOTAL
                                           ------   ------   -------   ------   ------  -----      ------        --------     -----
Balance at December 31, 1998 (audited)..  7,984,480 $   80   $27,754      --    $ --    $ (269)   $  6,714       $ 12,146  $ 46,425
Common stock offering...................  2,400,000     24    42,429      --      --        --          --             --    42,453
Common stock issued on options
 and warrants exercised.................     69,068      1       895      --      --        --          --             --       896
Net earnings............................         --     --        --      --      --        --          --         17,018    17,018
Other comprehensive income,
 decrease in unrealized gains
 on available for sale
 securities, net of taxes
 of $2,288..............................         --     --        --      --      --        --      (4,455)            --    (4,455)
                                                                                                                           --------

Total comprehensive income..............                                                                                     12,563
                                                                                                                           --------

Balance at December 31, 1999 (audited).. 10,453,548    105    71,078      --      --      (269)      2,259         29,164   102,337
Value of common stock purchase
 warrants issued in connection
 with debt financing....................         --     --     1,031      --      --        --          --             --     1,031
Net earnings (loss).....................         --     --        --      --      --        --          --        (51,569)  (51,569)
Other comprehensive income,
 decrease in unrealized gains
 on available for sale
 securities, net of taxes
 of $1,926..............................         --     --        --      --      --        --      (2,259)            --    (2,259)
                                                                                                                           --------

Total comprehensive income (loss).......                                                                                    (53,828)
                                                                                                                           --------

Balance at June 30, 2000(unaudited)..... 10,453,548 $  105   $72,109      --    $ --    $ (269)   $     --       $(22,405) $ 49,540
                                         ========== ======   =======      ==    ====    ======    ========       ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------

                                                              1999        2000
                                                              ----        ----
                                                          (Unaudited) (Unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
   Net earnings (loss)...................................... $  7,319  $(51,569)
   Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
       Depreciation and amortization........................      338     2,213
       Deferred tax expense.................................    4,679   (32,970)
       Income on investment in securitization...............   (2,670)   (1,747)
       Impairment of investment in securitizations..........       --    18,849
       Impairment of finance receivables....................       --    52,851
       Restructuring costs..................................       --     8,664
   Changes in assets and liabilities:
       (Increase) decrease in other assets..................     (590)    1,282
       Increase in accounts payable and accrued expenses....      831     5,800
       (Decrease) in other liabilities......................      (56)     (136)
                                                             --------  --------

Net cash and cash equivalents provided by (used in)
 operating activities.......................................    9,851     3,237
                                                             --------  --------

Cash flows from investing activities
   Collections applied to principal (accretion)
    on finance receivables..................................   (5,388)   11,556
   Increase in cash reserves on securitizations.............   (2,610)       --
   Purchases of property and equipment......................     (480)   (2,952)
   Proceeds from sale of finance receivables held for sale..       --     3,126
   Acquisitions of finance receivables......................  (73,898)       --
                                                             --------  --------

Net cash and cash equivalents (used in) provided by
 investing activities.......................................  (82,376)   11,730
                                                             --------  --------

Cash flows from financing activities
   Proceeds from issuance of common stock...................   42,665        --
   (Payments on) proceeds from notes payable, net...........   42,946   (16,154)
   Proceeds from sale-leaseback transaction.................       --       512
   Payments on capital lease obligations....................     (273)     (257)
   Deferred costs...........................................       --    (3,313)
                                                             --------  --------

Net cash and cash equivalents provided by (used in)
 financing activities.......................................   85,338   (19,212)
                                                             --------  --------

Net increase (decrease) in cash and cash equivalents........   12,813    (4,245)
                                                                       --------
Cash and cash equivalents at beginning of period............    7,906    11,927
                                                             --------  --------

Cash and cash equivalents at end of period.................. $ 20,719  $  7,682
                                                             ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A--Petition for Relief under Chapter 11 and Plan of Reorganization

On June 21, 2000, Creditrust Corporation ("Creditrust") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). None of Creditrust's subsidiaries filed. "Debtor", when used herein, refers to Creditrust's assets and liabilities only. Creditrust and its consolidated subsidiaries are referred to herein as the "Company". Under Chapter 11, collection of certain claims against the Debtor in existence prior to the filing of the petition for relief under Chapter 11 are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reflected in the June 30, 2000 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties of interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. As of June 30, 2000, liabilities subject to compromise totaled approximately $13.5 million.

In accordance with provisions of Chapter 11, Creditrust filed a Plan of
Reorganization, dated October 5, 2000, with the Bankruptcy Court.   Subsequent
amendments were filed, including the Fifth Amended Plan of Reorganization. The Bankruptcy Court approved the Fifth Amended Disclosure Statement with respect to the Fifth Amended Plan of Reorganization (the "Plan") on December 21, 2000 for distribution to all parties of interest and balloting of the vote for the Plan. Ballots are due back by January 12, 2001. The Plan effects a reorganization of Creditrust's business. The Plan is premised on a business plan developed by Creditrust's management involving a merger (the "Merger") of Creditrust with and into NCO Portfolio Funding, Inc., a Delaware corporation ("NCOP" or the "Surviving Corporation"). On the date the Plan is consummated (the "Effective Date"), NCOP's name will be changed to NCO Portfolio Management, Inc., and Creditrust will be merged into NCOP, which will be the Surviving Corporation. Most of the Company's employees will become employees of NCO Financial Systems, Inc. ("NCOF"), a subsidiary of NCO Group, Inc., a Pennsylvania corporation ("NCOG"), which will be the majority owner of NCOP, the Surviving Corporation. The Merger agreement provides that on the Effective Date, NCOP (immediately prior to the Merger) shall have a net book value of $25 million, including at least $10 million of liquidity, and the Surviving Corporation will have a total cash infusion of $15.52 million including the cash contributions for stock by Mr. Michael Barrist and Mr. Joseph Rensin (see below).

On the Effective Date, the total number of shares of common stock of NCOP, no par value per share (the "NCOP Common Stock"), issued and outstanding immediately before the Effective Date shall, by virtue of the Merger and without any action on the part of the holder thereof, be automatically converted into and become such number of shares as follows: immediately after the Merger, NCOG shall own approximately 60%, and the Series 1999-2 noteholders (the "SPV99-2 Noteholders") shall own approximately 18.5%, of the issued and outstanding shares of NCOP (after giving effect to the issuance of shares of NCOP to holders of certain options and warrants of Creditrust as described below). There may be further adjustments upward to the percentage of stock issued to NCOG and the holders of the Company's SPV99-2 Notes if there are NCOP Unsecured Obligations after Disputed Claims are resolved (both as defined in the Plan).

After all Disputed Claims are resolved and the cash has been distributed from the Reserve created under Section 4.4(c) of the Plan, NCOP Common Stock held in the Reserve shall be distributed in the following priority:

          (1) For every $418,000 of any outstanding NCOP Unsecured Obligations, 1% of the NCOP Common Stock shall be distributed to the following persons in the stated proportions:

                    NCOG                   72.73%
                    SPV99-2 Note Holders   22.42%
                    Michael J. Barrist      3.23%
                    Joseph K. Rensin        1.62%
                                           ------

                                             100%
                                           ------

                            CREDITRUST CORPORATION

Note A--Petition for Relief under Chapter 11 and Plan of Reorganization (Continued)

The amounts of NCOP Common Stock so issued shall be proportionally adjusted based upon the exact amount of outstanding NCOP Unsecured Obligations.

          (2) To holders of all existing equity interests, other than the SPV99-2 Note Holders, including Common Stock, warrants and options, the Allowed Class 11 Interests under the Plan, pro rata.

No fractional shares of NCOP Common Stock shall be issued as a result of the Merger. In lieu of the issuance of fractional shares, the number of shares of NCOP Common Stock to be issued to each shareholder of Creditrust and NCOP shall be rounded off to the nearest whole number of shares of NCOP Common Stock.

Although Creditrust believes the NCOP Unsecured Obligations will not exceed the allowable amount of $7.315 million, there can be no assurance of that. In the event that the NCOP Unsecured Obligations equal $7.315 million, the interest of Creditrust's existing equity interest holders' in NCOP as the surviving corporation of the Merger would be reduced to zero.

All options and warrants to acquire shares of common stock of Creditrust, $.01 par value per share ("Creditrust Common Stock"), that are issued and outstanding immediately before the Effective Date (collectively, the "Convertible Securities") shall, by virtue of the Merger and without any action on the part of the holder thereof, be automatically voided and cancelled, and converted into shares of the NCOP Common Stock as follows: shortly after the Effective Date, each such holder shall be issued the number of shares having an aggregate value equal to the positive difference, if any, between the aggregate buy-in value of the NCOP Common Stock into which such Convertible Securities would have been exercisable based on the Exchange Ratio (as defined under the Plan), as of the Effective Date, and the aggregate exercise price of such Convertible Securities as of the Effective Date. For purposes of the foregoing, the "buy-in" value shall mean the equivalent per share price at which NCOG is deemed to have made its investment in NCOP as of the Effective Date (i.e., $25 million divided by the number of shares of NCOP Common Stock to be issued to NCOG). The Exchange Ratio is one share of NCOP Common Stock for one share of Creditrust Common Stock.

Asset Guarantee Insurance Company ("AGI") filed a claim against Creditrust for $32.7 million in connection with AGI's guarantee of the Company's Series 1998-2 and Series 1998-A bonds (the "Warehouse Facility"). AGI also filed a motion to appoint a Chapter 11 trustee for the Company. Creditrust had previously filed a lawsuit against AGI, its parent company Enhance Financial Services ("EFS") and a former officer of EFS (the "EFS Litigation"). Subject to certain conditions and as part of the Plan, Creditrust has entered into an agreement with AGI and EFS to settle these disputes (the "AGI Settlement Agreement"). AGI shall be entitled to have an allowed claim in the amount of $4.55 million (the "AGI Claim"). The AGI Claim, if any, will be paid in accordance with the provisions of the AGI Settlement Agreement. In accordance with the terms of the AGI Settlement Agreement, the EFS Litigation will be dismissed on the Effective Date. Payment on the AGI Claim can only be demanded if AGI is required to pay under its credit insurance policy for the Series 1998-A bond (and then only in the amount of the payment, not to exceed $4.55 million) and after first exhausting any reserves which are expected to be $4.2 million. NCOF will become the successor servicer under the agreement. Although difficult to predict with any certainty, Creditrust believes that the existing reserves for and collections from the Series 1998-2 and Series 1998-A receivables will be sufficient to pay off the bonds, and therefore there will be no payment on the AGI Claim. Any claim payments would not result in a charge to earnings and would be used to retire the debt.

The consummation of the Merger agreement is contingent upon the satisfaction of certain conditions prior to the Effective Date. These conditions include, but are not limited, to the following: a) the Plan shall have been duly approved in accordance with applicable law, b) the NCOP Unsecured Obligations shall not exceed $7.315 million, c) a credit facility with aggregate availability of at least $50 million shall have been established for the benefit of NCOP, d) the shares of NCOP shall have been approved for listing on the NASDAQ National Market System, subject to official notice of issuance, e) a servicing agreement between NCOFS and NCOP shall have been completed assigning all servicing rights to NCOF for a period of ten years, f) an agreement of the holders of the Company's Series 1999-1 bonds to recognize NCOF as the successor servicer to Creditrust and NCOP as the parent company of the special purpose limited liability company which owns the residual interest in the receivables, and g) the cancellation of Creditrust's guarantee of the Company's Series 1999-2 bonds.

                            CREDITRUST CORPORATION

Note A--Petition for Relief under Chapter 11 and Plan of Reorganization (Continued)

In connection with the Plan, Creditrust has entered into an agreement with NCOFS, NCOP and the Series 1999-1 bondholders to provide for NCOFS to become successor servicer to Creditrust, which could happen prior to the Effective Date under certain circumstances. Creditrust has also entered into an agreement with the Series 1999-2 bondholders to, among other things, cancel Creditrust's guarantee of the Series 1999-2 bonds, provide for the transition of servicing to NCOFS upon the Effective Date, reduce the servicing fee from 40% of collections to 20% of collections, and cancel the bondholders' warrants for 1.2 million shares of Creditrust's Common Stock in exchange for, among other things, 18.5% of the NCOP Common Stock and a bond paydown of $5 million dollars payable on the Effective Date.

Creditrust must satisfy the unsecured creditors' claims, and currently contemplates that with the $13.2 million of cash to be received from NCOP and $2 million in cash to be received from new equity to be issued to Mr. Michael Barrist and $1 million (approximately $320,000 in cash and $680,000 in stock in lieu of an unsecured claim) to be received from new equity to be issued to Mr. Joseph Rensin, Creditrust will be able to satisfy its unsecured creditors in full in cash and pay $5 million to holders of the Company's Series 1999-2 bonds in cash. The Plan, however, provides that any shortfall in cash to pay unsecured creditors' claims, up to the maximum amount of permitted NCOP Unsecured Obligations (or $7.315 million), shall be paid in full on the Effective Date or upon resolution of a Disputed Claim.

Assuming there are no NCOP Unsecured Obligations, upon the closing of the Merger on the Effective Date, Creditrust's existing equity interest holders will own approximately 17.5% of NCOP after taking into account the 60% interest of NCOG, the 18.5% interest of the 1999-2 bondholders, a 2.67% interest to Mr. Barrist and 1.33% to Mr. Rensin for their equity contribution. The 17.5% interest is subject to modification depending upon the total amount of Claims, including Administrative Claims (both as defined in the Plan).

     It is a condition to the obligations under the Merger Agreement of both Creditrust, on the one hand, and of NCOG and NCOP, on the other, that upon the Closing Date the Surviving Corporation enter into an Independent Contractor Agreement (the "Contractor Agreement") with Joseph K. Rensin. Mr. Rensin currently is the Chairman of the Board and Chief Executive Officer of Creditrust, and is the holder of a near majority of the issued and outstanding Creditrust Common Stock.

     Pursuant to the Contractor Agreement, Mr. Rensin is to provide up to 20 hours per month of consulting services to the Surviving Corporation on an as-needed, as-requested basis for a term of three years from the Effective Date, and is to receive base compensation for his services at the annualized rate of $400,000.

     In addition to the services which Mr. Rensin has agreed to provide to the Surviving Company, he has also agreed that he will not engage in any business operation (with certain limitations) competing with the business of the Surviving Company and that he will not induce any employee, customer or supplier of Creditrust to terminate employment or any other relationship with the Company.

The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. The Creditrust Common Stock last traded on the Nasdaq Stock Market on June 21, 2000.

On November 8, 2000, the Official Unsecured Creditors Committee ("OUCC") filed a plan of reorganization with the Bankruptcy Court. The basis of the OUCC Plan is an acquisition of Creditrust Common Stock by a co-sponsor solely for the benefit of the creditors and the co-sponsor. While there can be no assurance that the Plan proposed by Creditrust and the Merger with NCOP will prevail, the plan proposed by the OUCC is believed by management to be inferior to Creditrust's Plan. The OUCC has indicated that it now supports the Creditrust Plan and will not be prosecuting its plan.

Except for Creditrust's Plan as discussed above, the bankruptcy and the defaults on its line of credit and other facilities raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in achieving its above objectives. The accompanying financial statements do not include adjustments that might be necessary in the event the Company is unable to continue as a going concern, or as a result of the facilities defaults, or additional loss of servicing.

Note B -- Organization and Business

Creditrust was incorporated in Maryland on October 17, 1991. The Company purchases, collects and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. The Company's customers are located throughout the United States.
The Company has historically funded its receivables purchases and the expansion of its business through a combination of bank and other Warehouse funding, public and private equity funding and asset-backed securitizations.

                            CREDITRUST CORPORATION

Note B -- Organization and Business (continued)

Basis of Accounting

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in these statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and notes thereto, included in Creditrust's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of Creditrust and its wholly owned subsidiaries, Creditrust Funding I LLC, Creditrust Card Services Corp., Creditrust SPV99-1, LLC, Creditrust SPV99-2 Capital, Inc., and Creditrust SPV99-2, LLC. All material inter-company accounts and transactions have been eliminated.

Significant Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize income on finance receivables and to estimate the fair value of investment in securitizations. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. Estimates have been revised downward in this quarter and each of the past two quarters. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. (See notes D and E)

Note C -- Earnings per Common Share
Creditrust's options and warrants were anti-dilutive for the three and six months ended June 30, 2000 and therefore there was no difference between basic and diluted EPS. However, the following table reconciles basic and diluted EPS for last year for the three and six months ended June 30, 1999:

(Dollars in thousands, except per share amounts)

                                          THREE MONTHS ENDED JUNE 30, 1999     SIX MONTHS ENDED JUNE 30, 1999
                                         ----------------------------------  ----------------------------------

                                                                      PER                                  PER
                                          EARNINGS       SHARES      SHARE    EARNINGS       SHARES       SHARE
                                         (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                         ----------   ------------   ------  ----------   ------------   ------
Basic EPS
Net earnings...........................    $4,889      10,387,706     $.47     $7,319       9,373,298     $.78
Effect of dilutive securities
Warrants...............................        --         205,381                  --         208,666
Stock options..........................        --          96,652                  --          99,441
                                           ------      ----------              ------     -----------

Diluted EPS
Net earnings plus assumed conversions..    $4,889      10,689,739     $.46     $7,319       9,681,405     $.76
                                           ======      ==========    ======    ======     ===========     ====


                            CREDITRUST CORPORATION

Note D --Finance Receivables

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the six months ended June 30, 2000:


(Dollars in thousands)
Balance, at beginning of period.............................   $  184,858
         Purchases of finance receivables...................           --
         Impairment of finance receivables..................      (52,851)
         Accretion to principal.............................        3,808
         Amortization of principal..........................      (15,364)
                                                               ----------

Balance, at end of period (unaudited).......................   $  120,451
                                                               ==========

Unrecorded discount.........................................   $2,520,943
                                                               ==========

The Company aggregates individual static pools (i.e., purchases) into larger homogenous pools for financing purposes. As of June 30, 2000, the carrying value of each of the financing related pools of receivables after recognition of the above impairment was:

(Dollars in thousands)
         Warehouse Facility...................  $ 10,388
         Revolving Line of Credit.............    16,698
         SPV99-2..............................    34,690
         SPV99-1..............................    53,398
         Other................................     5,277
                                                 -------

                                                $120,451
                                                ========

Changes in Estimates

The Company monitors its projection models with a view towards enhancing the predictability of both the amount and timing of collections. In the second quarter of 2000, the Company reduced its remaining collections estimates to reflect changes in circumstances that occurred during the quarter. The changes in circumstances that affected the Company's ability to meet collection estimates for the quarter and prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; (b the backup servicer's collections were significantly lower than when the finance receivables were managed by the Company, c) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility, significantly changed the financial prospects of the Company, d) the Company's inability to secure additional financing to support its infrastructure and grow its operations, e) a reduction in personnel pursuant to the restructuring of the Company's operations prior to the filing of Chapter 11 reorganization, f) disruption of operations due to the Company's relocation of all of its recovery personnel pursuant to the Company's restructuring, and g) the diminished prospects of the Company while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force. The change in estimates resulted in a reduction of $12.7 million pretax income on finance receivables for the quarter and an impairment charge of $52.9 million.

To the extent that the carrying amount of an individual static pool exceeds its fair value (i.e., its remaining collection estimates), a charge to earnings is recognized in the amount of such excess or impairment. For the quarter ended June 30, 2000, the change in the remaining estimates mentioned above caused the fair value of some of the individual static pools to fall below their respective carrying amounts by $52.9 million before tax, which has been included as an impairment to earnings from operations on the statement of earnings.

After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. Approximately $60.4 million in carrying value is in this status.

                            CREDITRUST CORPORATION

Note E -- Investment in Securitizations

Investment in securitizations for the six months ended June 30, 2000 is comprised of the following:

(Dollars in thousands)                                                                   Estimated
                                           Cash         Amortized       Unrealized          Fair
                                          Reserves         Cost            Gains           Value
                                         ---------      ----------      -----------      ---------

Balance at beginning of period..........   $ 4,550        $ 22,434         $ 4,185        $ 31,169
Deposits to reserves....................        --              --              --              --
Income on investment....................        --           1,747              --           1,747
Impairment of investment in
 securitizations........................    (1,472)        (17,377)             --         (18,849)
Other...................................        --             199              --             199
Decrease in unrealized gains............        --              --          (4,185)         (4,185)
                                           -------        --------         -------        --------
Balance at end of period (unaudited)....   $ 3,078        $  7,003         $    --        $ 10,081
                                           =======        ========         =======        ========


These are the residual interests in the two securitizations, Series 1998-1 and 1998-2. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, the Company computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, the Company believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million.

In April 2000, the Company received notification from the note insurer, Asset Guaranty Insurance Company ("AGI," as previously defined), of a non-payment related default and that it was terminating the Company's servicing rights effective May 1, 2000 on the Series 1998-2 securitization. The successor servicer is paid a servicing fee of 30% on monthly collections. Once the bond is retired in full, including all interest and other administrative expenses of the trust, the servicing will revert back to the Company. The carrying value of the Series 1998-2 securitization at June 30, 2000 was $1.8 million, which is net of the outstanding bond balance of $11.7 million.

The carrying value of Series 1998-1 securitization at June 30, 2000 was $8.3 million, which is net of the outstanding bond balance of $735,000. In August 2000, the Company retired the Series 1998-1 bond in full, including all outstanding interest and administrative fees. Pursuant to the retirement of the Series 1998-1 bond, the cash reserve of $1.3 million was returned to the Company.

See Note A.

                            CREDITRUST CORPORATION

Note F -- Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following at:


(Dollars in thousands)
                                                  December 31,  June 30,
                                                      1999        2000
                                                     ------      ------

Trade accounts payable.......................        $1,453    $   26
Accrued salaries, taxes and fringe benefits..         1,550     1,185
Accrued conversion fee SPV99-2 financing.....            --     1,048
Accrued other liabilities....................         1,983     1,143
                                                     ------    ------

                                                     $4,986    $3,402
                                                     ======    ======

Note G -- Notes Payable

Debtor-In-Possession Financing

Effective June 22, 2000, the Debtor obtained (subject to Bankruptcy Court approval) a post-petition working capital facility (the "DIP Facility") from Sunrock Capital Corporation ("Sunrock"), the Company's prepetition revolving line of credit lender. The agreement provides for loans to the Debtor for working capital purposes through the earlier of the Effective Date of the Plan of Reorganization, or one year. The DIP Facility extends $5 million in credit, secured by the first priority lien on substantially all of the Debtor's personal property, including accounts receivable, equipment and general intangibles. The DIP Facility provides for cross collateralization of Sunrock's prepetition loan amounts and interest at prime plus 5%. As of June 30, 2000, the Company had not drawn on the DIP Facility. The DIP Facility contains covenants, the most restrictive of which are targeted collections and expense limits. The Company is in compliance with these requirements.

Warehouse Facility

In September 1998, Creditrust established, through a wholly owned consolidated special purpose finance subsidiary, Creditrust Funding I LLC, an initial $30 million revolving Warehouse Facility for use in acquiring finance receivables. The Warehouse Facility carried a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The Warehouse Facility is secured solely by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary, and is non-recourse to the parent company and its other assets. Generally, the Warehouse Facility provided 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5%, and imposed a one-time $900,000 cash reserve requirement. The $900,000 cash reserve account is included in cash on the balance sheet and restricted as to use until the Warehouse Facility is retired. It is a requirement of the indenture agreement governing the Warehouse Facility that the cash reserve be increased by $1.3 million and $3.25 million, each increase to be effective one day after the pay-off of Series 1998-1 and 1998-2 securitizations, respectively.

The Company's right to service the receivables funded by the Warehouse Facility automatically terminates on a monthly basis subject to reappointment by the note insurer. AGI notified the Company that it was not re-appointing the Company as servicer effective April 1, 2000. The trustee, as back-up servicer, appointed the Company to be servicer for the month of April 2000, and thereafter, selected a third party until the facility is repaid in full. Once the Warehouse Facility is repaid, the servicing will revert back to the Company. The indenture and servicing agreement was amended in February 2000, requiring the Warehouse Facility to be reduced to $19 million by July 10, 2000. Debt service on the Warehouse Facility is interest only during a six-month revolving period, and thereafter is comprised of all collections from receivables less a 20% servicing fee. In February 2000, the servicing fee increased to 35% pursuant to the amended indenture and servicing agreement. These servicing fees are eliminated in consolidation. As described in above Note E, AGI notified the Company that the Warehouse Facility was in default due to a cross default provision with Series 1998-2. The Company was notified that the Warehouse Facility is in default due to the Company's failure to increase the cash reserves by $1.3 million after the retirement of the Series 1998-1 securitization.

                            CREDITRUST CORPORATION

Note G--Notes Payable (Continued)

Interest expense, trustee fees and guarantee fees aggregated $479,000 and $500,000 for the three months ending June 30, 1999 and 2000, respectively. As of June 30, 2000, the amount outstanding on the Warehouse Facility was $20.9 million and the carrying value of the assets included in the Warehouse Facility was $10.4 million.

See Note A.

Revolving Line of Credit

In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility had a term of three years, during which time the Company could borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest was based on prime plus 0.5%, or LIBOR plus 2.5%, at the option of the Company on each advance. Pursuant to an amendment to the loan documents in March 2000, interest was prime plus 2.5%, effective April 1, 2000. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. The facility contains financial covenants, the most restrictive of which requires that the Company maintain a net worth of $30.0 million plus 50% of net earnings. Debt service on the revolving facility was interest only for six months following the purchase of receivables. After six months, principal was payable over 24 months.

The Company did not make its principal or interest payments on the revolving line of credit facility for April and May 2000. The lender declared default, but did not accelerate the loan. Interest on the line increased to prime plus 5% per annum effective April 1, 2000. Pursuant to a court order and effective for June 2000, the Company modified the terms of the agreement whereby 60% of certain collections are applied to debt service, and the remaining collections go to the Company. Debt service payments are paid weekly. Outstanding debt on the line as of June 30, 2000 was $15.5 million, including $563,000 of interest capitalized as part of the line, and the carrying value of the finance receivables under the facility was $16.7 million. Interest expense totaled $390,000 and $563,000 for the three months ended June 30, 1999 and 2000, respectively.

SPV99-2 Financing

In August 1999, the Company entered into a $40.0 million interim credit facility to fund purchases of additional portfolios of defaulted receivables. Under this arrangement, Creditrust SPV99-2, LLC (Series 1999-2), a newly formed special purpose subsidiary, issued secured, interim short-term notes in a private placement to institutional investors. The notes are backed by a parent guarantee from Creditrust. The subsidiary used the proceeds of the interim credit facility to purchase portfolios including purchases under forward flow contracts. The Company was initially obligated to retire this facility with proceeds from any capital markets transactions or certain asset sales prior to the May 2000 initial maturity date. Interest was initially payable at 12% per annum. Debt service was initially all collections on the receivables. The notes converted to long-term financing effective March 1, 2000, at which time the interest rate changed to 15% per annum and the maturity extended to September 2002. Pursuant to the conversion of the notes, effective March 1, 2000, the Company may utilize up to $20.0 million from capital markets transactions or certain asset sales for working capital purposes in lieu of retiring the loan balance. Warrants for the purchase of 1,236,138 shares of common stock of the Company were issued to the lenders based on the average stock price under a defined formula at market value. An original issue discount of $1.0 million was recorded pursuant to the issuance of the stock warrants. The lenders will receive a conversion fee of 8.25% of the outstanding debt on March 1, 2000, or $2.8 million, payable from collections on the receivables. As of June 30, 2000, $1.0 million remains unpaid on the conversion fee.

Debt service, including payment of the conversion fee, is all collections less a 40% servicing fee paid to the Company. Servicing fees are eliminated in consolidation. The facility includes a technical cross default on the revolving line of credit and securitizations. As a consequence of the Company's filing for relief under Chapter 11 of the federal bankruptcy laws, under the terms of the agreement, the interest rate increased to 21% per annum. As of June 30, 2000, the Company had $33.8 million outstanding under this facility. Interest expense totaled $1.5 million for the three months ended June 30, 2000, and the carrying value of the finance receivables under this facility was $34.7 million.

See Note A.

                            CREDITRUST CORPORATION

Note G--Notes Payable (Continued)

Non Recourse SPV99-1 Securitization Note

In August 1999, the Company issued a $40.0 million asset backed securitization note through its newly formed special purpose subsidiary Creditrust SPV99-1, LLC (Series 1999-1). This note is secured by the receivables pledged to the note holders and is non-recourse to the parent Company and its other assets. Interest is payable at 9.43% per annum and the final maturity date of the note is July 2004. Interest expense totaled $620,000 for the three months ended June 30, 2000. A one-time $2.4 million liquidity reserve is included in cash on the balance sheet and restricted as to use until the note is retired. The securitization did not qualify for gain on sale accounting under generally accepted accounting principles, with the result that the securitization notes are treated as a secured borrowing and appear as debt on the consolidated financial statements of the Company. As of June 30, 2000, the Company had $24.8 million outstanding under the facility, and the carrying value of the finance receivables under the facility was $53.4 million. Debt service is paid from all collections on the receivables less a 20% servicing fee. Servicing fees are eliminated in consolidation.

Due to a cross default provision with any other defaulted securitization, the trustee notified the Company that a servicer default had occurred. On May 4, 2000, the Company was notified by the trustee for the bondholders that effective immediately, Creditrust was terminated of all its duties and obligations under the servicing agreement. In subsequent discussions, the bondholders have requested the Company to continue servicing the receivables for an indeterminate period. The servicing will be transferred to NCOF as part of a settlement reached with the Series 1999-1 bondholders.

See Note A.

As of June 30, 2000, estimated required minimum principal payments payable by the Company were as follows:

(dollars in thousands)
   Year ending December 31,
   2000                                                                 $ 9,186
   2001                                                                  25,217
   2002                                                                  35,223
   2003                                                                   3,413
   2004 and thereafter                                                   21,980
                                                                       --------

          Total minimum principal payments                               95,019

     Original issue discount on warrants issued from SPV99-2 financing     (898)
                                                                       --------

          Fair value of debt recorded                                  $ 94,121
                                                                       ========

The above table does not reflect the impact of potential acceleration of any loans caused by defaults.

Note H--Commitments and Contingencies

Forward Flow Agreements

Beginning in September 1998, the Company entered into multiple forward flow agreements with certain financial institutions, which obligate the Company to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of June 30, 2000, the Company had no commitments under forward flow agreements.

                            CREDITRUST CORPORATION

Note H--Commitments and Contingencies (continued)

Litigation

Reference is hereby made to Note A above for a description of the Chapter 11 proceeding to which the Company is a party, which description is incorporated herein by reference.

The Company filed a complaint on April 4, 2000 against Enhanced Financial Services Group Inc. ("EFS"), AGI and Charles Henneman in the United States District Court for the District of Maryland containing 18 counts alleging securities fraud, common law fraud and other common law tort actions and which seeks compensatory and punitive damages in excess of $200 million. All defendants have filed motions to dismiss, which have been briefed and answered. After Creditrust filed for relief under Chapter 11 of the federal bankruptcy laws, AGI filed a motion for a temporary restraining order in connection with $1.3 million reserves held by Series 98-1 securitization. The court denied AGI's motion. AGI also filed a motion seeking the appointment of a Chapter 11 trustee. AGI filed a claim in the Bankruptcy Court for up to $32.7 million. See Note A for a description of the AGI Settlement Agreement reached with AGI, EFS and Henneman.

Creditrust filed a complaint in the United States District Court for the District of Delaware seeking a declaratory judgment with respect to a contract between the Company and MBNA which had terminated as a result of certain actions by MBNA. MBNA answered by denying any liability, and filed a counterclaim seeking damages (not calculated or stated) from the Company for breach of contract. The Company answered by denying all liability. The counterclaim has been stayed by the Chapter 11 proceedings and all parties have agreed to hold off on any discovery with respect to the original claim. MBNA has filed an unliquidated claim and an amended claim in the amount of $4.5 million in the Bankruptcy Court to which the Company has objected. All parties have entered into a Memorandum of Understanding, the terms of which set forth an agreed settlement of all outstanding issues and allows MBNA a cash claim of $65,000. The Company intends to contest this litigation vigorously in the event the settlement was not completed.

The Company filed a complaint in the United States District Court for the District of Maryland seeking damages from a former employee et al. for theft and conversion of funds belonging to the Company (currently estimated to be in excess of $200,000). A temporary restraining order was issued and converted to a preliminary injunction preventing the removal or expenditure of assets by the defendants. Subpoenas have been issued to various financial institutions in order to discover any misdirected funds. An insurance claim has been filed.

A complaint was filed in the Court of Common Pleas for Lucas County, Ohio seeking damages of approximately $400,000 from the Company and a co-defendant, Key Bank, resulting from a tradeline which the Company allegedly filed on plaintiff's credit report. Plaintiff alleges that the Company knew, or had reason to know, that the account purchased had been previously settled. A stay has been issued pursuant to a notice of suggestion of bankruptcy being filed. Plaintiff has also filed a claim in the United States Bankruptcy Court for the District of Maryland, Northern Division. The Company intends to contest this litigation vigorously.

A complaint was filed in the Circuit Court for Baltimore County seeking damages of $1,333,000 from the Company for alleged breach of a contract for the construction of tenant improvements in the Company's former call center in Hunt Valley, Maryland. An answer has been filed and all proceedings stayed by the Chapter 11 filing. A claim was filed in the Bankruptcy Court and the Company has objected to the claim. The Company has provided for any likely loss in connection with this litigation.

A class action complaint was filed against the Company in the United States District Court for the Northern District of Illinois seeking class damages for all customers of the Company residing in Illinois who received a collection letter alleged to be in violation of the Fair Debt Collection Practices Act. The Company filed an answer and discovery has commenced. Class certification has been challenged and the original plaintiff has withdrawn and a substitute plaintiff has been added. The Company has again challenged certification of the class based upon the lack of sufficient commonality of facts to support liability. The proceeding was dismissed by the plaintiff for no consideration on July 28, 2000. The plaintiff has filed a claim in the Bankruptcy Court. The Company has objected to this claim. The Company intends to contest this litigation vigorously.

                            CREDITRUST CORPORATION

Note H--Commitments and Contingencies (continued)

A complaint was filed against the Company in the United States District Court for the Northern District of Alabama seeking class damages for all customers of the Company who had filed for protection under the U.S. Bankruptcy Code and, in alleged violation of the automatic stay provisions of the Code, continued to receive requests for payment from the Company. Several counts have been dismissed by the court. Class certification is pending. All proceedings have been stayed as a result of the Chapter 11 proceeding. The plaintiff has filed a claim in the Bankruptcy Court. The Company has objected to this claim.

Six complaints filed in the United States District Court for the District of Maryland seeking class damages against certain officers of the Company for alleged violation of the Securities and Exchange Act and various rules promulgated thereunder. The Company is not a named defendant because of the Chapter 11 proceeding, but may have indemnification responsibilities to some or all defendants. Motions to dismiss to be filed. The Company's plan of reorganization specifically provides for pre Chapter 11 filing related indemnification claims to be limited to a trust fund and certain insurance policies. The surviving corporation will have no ongoing responsibility for these claims under the plan. Any deductibles the Company may incur have been expensed.

Seven individual complaints, filed in the Circuit Court for Baltimore City by the same attorney seek individual yet identical compensatory and punitive damages and state identical causes of action. Said causes of action include the violation of the Maryland Consumer Protection Act, fraud, constructive fraud, the violation of Federal Consumer Credit Protections Act, negligence, breach of contract, interference with contractual relations, and intentional infliction of emotional distress. Motions to dismiss certain counts and defendants and to remove the remaining matters to the United States District Court for the District of Maryland have been filed. The Company believes these claims are without merit. The Bankruptcy stay has caused the case to be administratively closed. The plaintiffs have filed claims in the Bankruptcy Court. The Company has objected to these claims. The Company intends to contest this litigation vigorously.

On August 18, 2000 the Official Unsecured Creditors Committee filed a motion seeking the appointment of a Chapter 11 trustee alleging that the Company had failed to provide timely information. The Company opposed the motion, having provided extensive information to the Committee's professionals. The motion was resolved through a consent order setting forth procedures to accommodate the Committee's requests in a reasonable manner.

In addition to the Chapter 11 proceeding described under Note A above and the litigations described above in this Note H, the Company is involved in various litigations in the ordinary course of business. Management believes that these other litigations, individually and in the aggregate, will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

Note I - Restructuring of Operations

In May 2000, the Company effectuated a restructuring plan and closed one of its operations centers. The exit plan included relocating all employees in the closed operations center to its main operations center, disposing of certain equipment leases, and a reduction in staff. The cost of restructuring of $8.7 million before tax is presented as a charge to income as a separate component of earnings from operations. The restructuring costs included writing off unutilized property and equipment leases and leaseholds, and costs of abandonment of the real property lease.

Note J - Subsequent Events

Subsequent to June 30, 2000, the Company retired the Series 1998-1 securitization bond, including all outstanding interest and administrative fees. The cash reserve of $1,300,000 was returned to the Company upon retirement of the bond. The following day, the Company was notified that a default has been declared on the Warehouse Facility, which carried a requirement to increase its cash reserve by $1.3 million one day after pay-off of the Series 1998-1 securitization.

See Note A regarding the Company's plan of reorganization and Merger agreement.

Note K - Related Party Transactions

In March 2000, the Company's Chairman and Chief Executive Officer loaned the Company $648,000 as a short-term note. The proceeds of the note were used to pay an obligation of the Company under the line of credit facility.

See Note A.

In 2000, the Company paid $400,000 and has agreed to honor a claim of $416,000 to a company related to a director. The payments are in connection with the return of specific accounts pursuant to account sales warrantees for accounts sold in late 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenues. Total revenues decreased by $11.6 million, or 62.8%, from $18.4 million for the three months ended June 30, 1999 to $6.8 million for the three months ended June 30, 2000. Contributing to the decrease were lower income on finance receivables, servicing income and income on investment in securitizations. Of the $11.6 decrease, $12.7 million was the current period effect of changes in estimates on future collections that occurred during the second quarter of 2000 as a result of the significant changes in circumstances for the Company and from the effect on income this quarter of approximately $60.4 million in finance receivables not earning any income for the quarter. Additionally, decreases in servicing income of $900,000 and income on investment in securitizations of $500,000 were offset by $2.5 million in increased income from an overall increase in finance receivables under management. Servicing fees, while expected to decline since the Company is no longer undertaking securitizations, were primarily lower due to the loss of servicing for the Series 1998-2 securitization. Income on securitizations declined principally due to the lower investment balance of the securities as the result of the revaluation of the securities to market value.

Income on finance receivables decreased by $10.2 million, or 64.2%, from $15.8 million for the three months ended June 30, 1999 to $5.6 million for the three months ended June 30, 2000. The changes in circumstances that effected the Company's ability to meet collection estimates for the quarter and prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; and the fact that the backup servicer's collections were significantly lower than when the finance receivables were managed by the Company, b) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility, significantly changed the financial prospects of the Company, c) the Company's inability to secure additional financing, d) a decrease in personnel pursuant to the restructuring of its operations prior to the filing of Chapter 11 reorganization, e) the disruption of operations due to the Company's relocating all of its recovery personnel pursuant to the restructuring of its operations, and f) the diminished prospects of the Company while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force. The change in estimate resulted in a reduction of $12.7 million pretax income on finance receivables and an impairment charge of $52.9 million. After the impairment of a static pool, no income is recorded on that pool and collections are recorded as return of capital. Approximately $60.4 million in carrying value of static pools are in this status. The revision of estimates caused collections to be allocated more to amortization of finance receivables than to income on finance receivables for the quarter ended June 30, 2000. Net collections applied to amortization or (accretion) of finance receivables was $10.4 million and ($2.2) million for the three months ended June 30, 2000 and 1999, respectively. Collections on managed receivables decreased by $2.1 million, or 10.3%, from $20.4 million for the three months ended June 30, 1999 to $18.3 million for the three months ended June 30, 2000.

Servicing fees decreased by $900,000 from $1.3 million for the three months ended June 30, 1999 to $400,000 for the three months ended June 30, 2000. Recorded servicing fees represent 20% of collections from the two investments in securitization. Effective May 2000, the Company was removed as servicer on its Series 1998-2 securitization, and servicing was transferred to a new third party servicer. Servicing fees lost due to the change are estimated at $400,000 for the quarter ended June 30, 2000. Additionally, servicing fees were higher in the quarter ended June 30, 1999 compared to June 30, 2000 due to collections on the securitization portfolios reaching their peak in mid 1999.

Income on investment in securitization decreased $500,000 from $1.3 million for the three months ended June 30, 1999 to $800,000 for the three months ended June 30, 2000. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, the Company computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, the Company believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million.

Expenses from Operations. Total expenses from operations, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, increased $2.3 million, or 22.5% from $10.1 million for the three months ended June 30, 1999 to $12.4 million for the three months ended June 30, 2000. Operating expenses increased primarily as a result of increased professional fee expenses incurred in the second quarter of 2000 associated with the Company's strategic planning and reorganization efforts, and occupancy expenses related to the expansion to its third operation facility, which did not exist in the second quarter of 1999.

Personnel expenses decreased by $1.8 million, or 24.0%, from $7.3 million for the three months ended June 30, 1999 to $5.5 million for the three months ended June 30, 2000. The decrease in personnel expenses was attributable to a decrease in recruiting, training and compensation costs associated with the decrease in the number of employees needed to service the lower volume of managed receivables due to the loss of servicing the Series 1998-2 securitization and the Warehouse Facility portfolio.

Communications costs decreased by $45,000, or 4.8%, from $925,000 for the three months ended June 30, 1999 to $880,000 for the three months ended June 30, 2000. The utilization of long distance telephone services and credit reporting services were flat from the second quarter ended 1999 compared to 2000.

Rent and occupancy expenses increased by $1.1 million, or 205.0%, from $500,000 for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. This increase was due to the opening of the Company's third operations center in September 1999; therefore no similar expenses were incurred in the second quarter ended 1999 compared to 2000.

Professional fees and other expenses increased $3.0 million, or 234.1%, from $1.4 million for the three months ended June 30, 1999 to $4.4 million for the three months ended June 30, 2000, as a result of expenses incurred in connection with the Company's workout and reorganization planning efforts prior to the filing of Chapter 11, amortization of deferred financing costs, as well as increased accounting fees, investor relations expenses, contingency legal and court costs, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $13.9 million, from $8.3 million for the three months ended June 30, 1999 to a loss from operations of $5.6 million for the three months ended June 30, 2000. This decrease resulted primarily from the reduced income on finance receivables, and increased professional fees for the quarter ended June 2000 compared to 1999.

Other Income (Expense). Other income (expense) increased $2.6 million, from a net expense of $300,000 for the three months ended June 30, 1999 to a net expense of $2.9 million for the three months ended June 30, 2000. This increase resulted from a $200,000 decrease in interest and other income earned on short term cash equivalent investments and an increase in interest expense of $2.4 million as a result of higher borrowing incurred in connection with the credit facilities, SPV99-2 finance facility and the August 1999 securitization.

Earnings Before Income Taxes. Earnings before income taxes, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased from $8.0 million for the three months ended June 30, 1999 to a loss of $8.5 million for the three months ended June 30, 2000 primarily due to the decrease in earnings from operations and by the increase in interest expense.

Provision for Income Taxes. Income tax rates were 39% for the three months ended June 30, 1999. For the three months ended June 30, 2000, a deferred tax asset was recorded at a rate of 39%. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings, prior to the one-time after tax charges for restructuring and impairment of receivables and securitizations of $5.3 million and $43.7 million, respectively, decreased $10.1 from $4.9 million for the three months ended June 30, 1999 to a net loss of $5.2 million for the three months ended June 30, 2000. This decrease resulted from the same factors which affected earnings from operations and the increase in interest expense.

EBITDA. EBITDA, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $14.3 million, from $9.0 million for the three months ended June 30, 1999 to a loss of $5.3 million for the three months ended June 30, 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues. Total revenues decreased by $2.1 million, or 6.9%, from $30.4 million for the six months ended June 30, 1999 to $28.3 million for the six months ended June 30, 2000. Contributing to the decrease were lower income on finance receivables, servicing income and income on investment in securitizations. The current period effect of changes in estimates on future collections that occurred during the second quarter of 2000 as a result of the significant changes in circumstances for the Company and the effect on income this quarter of approximately $60.4 million in finance receivables not earning any income for the current quarter reduced income on finance receivables by $12.7 million. Offsetting the decrease were generally higher revenues on higher receivables balances over the same period last year. Additionally, servicing income decreased by $1.4 million and income on investment in securitizations by $1.0. Servicing fees, while expected to decline since the Company is no longer undertaking securitizations, were primarily lower due to the loss of servicing for the Series 1998-2 securitization. Income on securitizations principally declined due to the lower investment balance of the securities as the result of the revaluation of the securities to market value.

Income on finance receivables increased by $200,000, or 1.0%, from $24.9 million for the six months ended June 30, 1999 to $25.1 million for the six months ended June 30, 2000. While overall investment in finance receivables were up over last year, income on finance receivables was flat year over year due to the downward revision of future collection estimates in the second quarter of 2000 resulting in decreased revenues of $12.7 million in that quarter. In the second quarter of 2000, the Company reduced the remaining estimates to reflect changes in circumstances that occurred during the quarter. The changes in circumstances that effected the Company's ability to meet collection estimates for the quarter and prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; and the fact that the backup servicer's collections were significantly lower than when the finance receivables were managed by the Company, b) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility significantly changed the financial prospects of the Company, c) the Company's inability to secure additional financing, d) a decrease in personnel pursuant to the restructuring of its operations prior to the filing of Chapter 11 reorganization, e) the disruption of operations due to the Company's relocating all of its recovery personnel pursuant to the restructuring of its operations, and f) the diminished prospects of the Company while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force. The change in estimate resulted in a reduction of $12.7 million pretax income on finance receivables and an impairment charge of $52.9 million. After the impairment of a static pool, no income is recorded on that pool and collections are recorded as return of capital. Approximately $60.4 million in carrying value of static pools are in this status. The revision of estimates caused collections to be allocated more to amortization of finance receivables than to income on finance receivables for the quarter ended June 30, 2000. Net collections applied to amortization or (accretion) of finance receivables was $11.6 million and ($5.4) million for the six months ended June 30, 2000 and 1999, respectively. Collections on managed receivables increased by $10.0 million, or 29.6%, from $33.8 million for the six months ended June 30, 1999 to $43.8 million for the six months ended June 30, 2000.

Servicing fees decreased by $1.5 million from $2.9 million for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000. Recorded servicing fees represent 20% of collections from the two investments in securitization. Effective May 2000, the Company was removed as servicer on its Series 1998-2 securitization, and servicing was transferred to a new third party servicer. Servicing fees lost due to the change are estimated at $400,000 for the quarter ended June 30, 2000. Additionally, servicing fees were higher in the six months ended June 30, 1999 compared to June 30, 2000 due to collections on the two securitization portfolios reaching their peak in mid 1999.

Income on investment in securitization decreased $1.0 million from $2.7 million for the six months ended June 30, 1999 to $1.7 million for the six months ended June 30, 2000. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, the Company computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, the Company believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million.

Expenses from Operations. Total expenses from operations, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, increased $9.1 million, or 51.2%, from $17.8 million for the six months ended June 30, 1999 to $26.9 million for the six months ended June 30, 2000. Operating expenses increased primarily as a result of increased personnel costs in the first quarter of 2000, professional fees incurred in connection with Company's reorganization planning efforts, and occupancy expenses related to the expansion to its third operations center.

Personnel expenses increased by $2.0 million, or 15.7%, from $13.0 million for the six months ended June 30, 1999 to $15.0 million for the six months ended June 30, 2000. Personnel expenses for the six months ended increased due to recruiting, training and compensation costs associated with the increase in the number of employees needed to service the larger volume of managed receivables. This trend was reversed in the second quarter of 2000 with the loss of servicing of two of its receivables portfolios, and restructuring of its operations.

Communications costs increased by $400,000, or 26.4%, from $1.5 million for the six months ended June 30, 1999 to $1.9 million for the six months ended June 30, 2000. This increase was due to greater use of long distance telephone services and credit reporting to service the higher volume of managed receivables purchased in the last two quarters of 1999.

Rent and occupancy expenses increased by $2.0 million, or 198.5%, from $1.0 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. This increase was due to the opening of the Company's third operations center in September 1999 and expansion of its operations. This operations center was closed in June 2000 pursuant to the restructuring of operations in the second quarter of 2000.

Professional fees and other expenses increased $2.5 million, or 174.6%, from $1.5 million for the six months ended June 30, 1999 to $4.0 million for the six months ended June 30, 2000, as a result of expenses incurred in connection with the Company's workout and reorganization planning efforts prior to the filing of Chapter 11, amortization of deferred financing costs, as well as increased accounting fees, investor relations expenses, contingency legal and court costs, other consulting fees, and miscellaneous other administrative costs.

Earnings from Operations. Earnings from operations, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $11.3 million from $12.7 million for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000. This decrease resulted primarily from the reduced income on finance receivables, and increased professional fees for the quarter ended June 2000 compared to 1999.

Other Income (Expense). Other income (expense) decreased $4.9 million, from a net expense of $700,000 for the six months ended June 30, 1999 to a net expense of $5.6 million for the six months ended June 30, 2000. This decrease resulted from a $200,000 decrease in interest and other income earned on short term cash equivalent investments plus by an increase in interest expense of $4.7 million as a result of higher borrowing incurred in connection with the credit facilities, SPV99-2 finance facility and the August 1999 securitization.

Earnings Before Income Taxes. Earnings before income taxes, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $16.2 million, from $12.0 million for the six months ended June 30, 1999 to a net loss of $4.2 million for the six months ended June 30, 2000 primarily due to the decrease in earnings from operations plus the increase in interest expense.

Provision for Income Taxes. Income tax rates were 39% for the six months ended June 30, 1999. For the six months ended June 30, 2000, a deferred tax asset was recorded at a rate of 39%. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Net Earnings. Net earnings, prior to the one-time after tax charges for restructuring and impairment of receivables and securitizations of $5.3 million and $43.7 million, respectively, decreased $9.8 million, from $7.3 million for the six months ended June 30, 1999 to a net loss of $2.5 million for the six months ended June 30, 2000. This decrease resulted from the same factors which affected earnings from operations and the increase in interest expense.

EBITDA. EBITDA, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $9.6 million, or 73.8%, from $13.7 million for the six months ended June 30, 1999 to $4.1 million for the six months ended June 30, 2000.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased from $11.9 million as of December 31, 1999 to $7.7 million as of June 30, 2000 due to net cash used in financing activities exceeding net cash provided by operating activities and investing activities due to increased debt service requirements from borrowings.

Finance Receivables. Investment in finance receivables decreased $64.5 million to $120.4 million as of June 30, 2000 from $184.9 million as of December 31, 1999. The Company made no purchases of finance receivables during the six months ended June 30, 2000. Net amortization to principal on finance receivables of $11.6 million was recorded for the six months ended June 30, 2000 as collections exceeded recorded income on finance receivables. Additionally, finance receivables were written down to net realizable value through an impairment in the amount of $52.9 due to revisions in the future estimated collections.

Investment in Securitizations. Investment in securitizations decreased $21.1 million from $31.2 million as of December 31, 1999 to $10.1 million as of June 30, 2000. The decrease is comprised of an impairment of securitizations of $18.8 million, and a decrease in the unrealized gain of $4.2 million, offset by income on investment in securitizations of $1.7 million, and other adjustments of $200,000.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $1.6 million, or 31.8%, from $5.0 million at December 31, 1999 to $3.4 million as of June 30, 2000. As of June 30, 2000, $13.5 million of accrued expenses and accounts payable have been reclassified as liabilities subject to compromise in accordance with the Company's filing for Chapter 11 reorganization in June 2000. The remaining $3.4 million of liabilities represent post-petition trade payables and accrued expenses incurred after the filing of Chapter 11 reorganization, and liabilities related to the Company's consolidated subsidiaries.

Notes Payable and Capitalized Lease Obligations. Notes payable decreased from $111.3 million as of December 31, 1999 to $94.1 million as of June 30, 2000. The decrease in notes payable was attributable to the repayments on the Company's credit facilities. Notes payable of $94.1 million are presented net of an original issue discount of $900,000 from the issuance of warrants in connection with the conversion of the SPV99-2 financing to a term note on March 1, 2000.

Liquidity and Capital Resources

Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, the SPV99-2 credit facility, borrowings under two credit facilities and equity capital.

As of June 30, 2000, the Company had cash and cash equivalents of $7.7 million. Cash provided by operating activities was $3.2 million for the six months ended June 30, 2000. There were no purchases of finance receivables for the six months ended June 30, 2000. No credit was available under the Company's credit facilities at June 30, 2000.

The Company had entered into forward flow contracts with a number of credit grantors. These contracts obligated the Company to make monthly purchases of receivables portfolios provided they met certain agreed-upon criteria. These commitments have expired or terminated. The Company does not currently intend to enter into new forward flow contracts. Presently, the Company does not intend to purchase receivables prior to the Merger.

Other Matters

The Staff of the Division of Corporation Finance of the SEC has made certain comments to Creditrust regarding its historical financial statements. The Staff has raised certain questions as to the manner in which Creditrust estimates and accounts for the collectibility of its purchased receivables, as well as to its use of the accrual basis of accounting. The Company has discussed these matters with its independent accountants, and believes that these matters have been accounted for properly and that its financial statements are fairly stated.

Events Leading to the Commencement of the Chapter 11 Petition:

Inability to Secure Additional Financing

The debt service requirements associated with the Company's securitizations significantly increased liquidity requirements. The interest only periods under both the line of credit facility and the Warehouse Facility expired, and no further borrowings were permitted under the Warehouse Facility. The Company was unsuccessful in obtaining financing with principal payments and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing, including replacement financing to payoff the interim credit facility SPV 99-2, which required 100% cash flow to service debt until March 2000. Throughout the third and fourth quarters of 1999, the Company endeavored to float five-year notes to augment the existing financing and pay off SPV 99-2. The credit market for specialty finance companies in general and the Company's sector in particular was unavailable. The Company was unable to secure a refinancing and in December 1999, the Board of Directors voted to engage an advisor to help the Company locate a strategic partner and or pursue a sale of the Company. Several other financing options were pursued in the first quarter of 2000 including a $55 million high yield bond and indications of interest by one or two potential strategic partners. None of these transactions were consummated.

AGI Lawsuit; AGI's Termination of Servicing

On April 4, 2000, the Company filed in the United States District Court for the District of Maryland an 18-count suit seeking compensatory and punitive damages in excess of $200 million against EFS, AGI, and Charles Henneman, Senior Vice President of EFS. EFS is the parent of AGI, which insures three of the Debtor's four asset backed bonds. The suit alleges that EFS, through its Senior Vice President Charles Henneman, secretly posted maliciously false and disparaging statements about the Debtor on the Yahoo! message board, an Internet web site, at which the Debtor is the dedicated topic of discussion. This suit includes counts alleging violations under the securities laws.

After the Company filed suit against AGI and its parent EFS, Creditrust's servicing on two of the three securitizations (Creditrust Receivables Backed Notes, Series 1998-2, and Creditrust Receivables Backed Warehouse Notes, Series 1998-A consolidated) was terminated. Wells Fargo Bank, successor to Norwest Bank Minnesota, National Association, as trustee and back up servicer, immediately became successor servicer and thereafter selected a third party sub-servicer, Coldata Incorporated, effective as of May 1, 2000.

Actions to Avoid the Filing

In an attempt to avoid a Chapter 11 filing, the Company took certain actions to restructure its obligations and negotiate with its creditors. In early April, Creditrust retained Seneca Financial Group, Inc. to assist as financial advisors during the negotiations with its creditors and establish a financial plan to avoid a filing. The Company had previously retained the law firm of Swidler Berlin Shereff Friedman, LLP as restructuring counsel. During April and May the Company, with the assistance of its advisors, developed a plan to restructure the Company's operations and financing arrangements.

As management executed on its plan, it became apparent that due to concerns of the Company's creditors and the lack of progress in negotiations, a Chapter 11 filing was necessary. At that time, management and the Company's advisors turned their attention to planning for the June 21, 2000 petition filing.

Downsizing of Debtor and Move from Hunt Valley

As of December 31, 1999, the Company had more than 1,000 employees and utilized three servicing facilities. The third facility, "Hunt Valley", included a call center and a new centralized information technology center and had the capacity to house approximately 1,600 additional employees.

Following the loss of servicing on the 99-3A (Warehouse) and 98-2 pools of receivables, the Company immediately sought to further reduce its cost base. The Company downsized from more than 1,000 employees in January 2000 to 330 employees in May 2000. However, the Company determined that the expenses related to the new call center lease in Hunt Valley and the equipment required to operate it would make the Company's restructuring more difficult, if not impossible. It concluded that a Chapter 11 proceeding was the best way to permit the infrastructure to be downsized and enable the Company to generate positive cash flow from operations. Therefore, the Company moved from its Hunt Valley facility and consolidated its operations in its remaining two facilities.

Commencement of the Case

On June 20, 2000, Creditrust's Board of Directors voted unanimously to authorize the Debtor to file for protection under Chapter 11 of the Bankruptcy Code. On June 21, 2000 (the "Petition Date"), Creditrust filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. While Creditrust's residual assets are contained in its special purpose subsidiaries, none of these filed for protection. Subsequent to the filling of its bankruptcy petition, the Debtor has remained in possession of its property and has conducted its business as a Debtor-in-Possession, pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

DIP Financing and Use of Cash Collateral

To meet the working capital requirements and to support employee and vendor confidence, the Debtor sought a post-petition working capital facility (the "DIP Facility"). On July 7, 2000 the Bankruptcy Court entered an Interim Order, and on July 17, 2000 entered a Final Order, authorizing a post-petition working capital facility (the "DIP Facility," as previously defined) from Sunrock , the Debtor's prepetition working capital lender. Pursuant to the DIP Facility, Sunrock agreed to make loans to Creditrust through the earlier of the Effective Date of a plan of reorganization, or one year from June 22, 2000.

The DIP Facility extends $5.0 million in credit, secured by a first priority lien on substantially all of the Debtor's personal property, including accounts receivable, inventory, equipment and general intangibles. The DIP Facility provides for the cross collateralization of Sunrock's prepetition loan amounts as well as (i) an interest rate of prime plus 5%, (ii) a commitment fee of $100,000, (iii) an unused line fee of .5%, (iv) a collateral management fee of $15,000, (v) a fee on the Effective Date of $700,000 and (vi) the reimbursement of certain loan administration costs. Cash borrowings under the DIP Facility have been granted super priority administrative status by the Bankruptcy Court over all obligations except certain limited administrative expenses, as defined in the DIP Facility credit agreement.

The Bankruptcy Court also approved a cash collateral agreement, allowing the Debtor to use cash for operations in accordance with the budget attached to the Cash Collateral Order dated July 3, 2000.

With the DIP Facility and the Cash Collateral Order, the Debtor believes that it will be able to meet its operating and reorganization expenses for the expected duration of the Chapter 11 proceeding until closing of the Merger.

Suspension of Trading

The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. The Creditrust Common Stock last traded on the Nasdaq Stock Market on June 21, 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company retains an investment in securitizations with respect to its securitized receivables, which are market risk sensitive financial instruments held for purposes other than trading; it does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk, which may arise in the credit standing of the investment in securitizations and in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $68,000 as of June 30, 2000. A change in the discount rate would have no impact on the Company's future cash flows.

Year 2000

The Year 2000 issue arises out of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., 99 for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. As of the date of this filing, the Company had not experienced any significant system failures, miscalculations, or any disruption of operations including, among other things, a temporary inability to process transactions, send letters and statements or engage in similar activities.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the six months ended June 30, 1999 and 2000.

                                    PART II

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is hereby made to Note A to the consolidated financial statements of the Company set forth in Part 1, Item 1, above for a description of the Chapter 11 proceeding to which the Company is a party, which description is incorporated herein by reference.

Reference is hereby made to Note H to the consolidated financial statements of the Company set forth in Part 1, Item 1, above for a description of certain other legal proceeding to which the Company is a party, which description is incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities

The Company was notified of a payment related default for April, May and June 2000 on its revolving line of credit. The Company has been notified of a non-payment related default with regard to its Series 1998-2 securitization. These defaults caused the Company to be in technical cross default with regard to its Warehouse Facility and Series 1999-2 facility, and its Series 1998-1 and Series 1999-1 securitizations. None of the above loans have been accelerated.

A note default has been declared with respect to the Warehouse Facility. A $1.3 million cash reserve increase was not satisfied.

Item 4 not applicable.

Item 5.  Other Information

The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. The Creditrust Common Stock last traded on the Nasdaq Stock Market on June 21, 2000.

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

The Company's quarterly operating results may fluctuate in the future because of a variety of factors. These factors include (1) the timing and amount of collections on the Company's receivables, (2) any charge to earnings resulting from a decline in value of the Company's existing investment in securitizations,
(3) increases in operating expenses associated with the growth of the Company's operations, (4) the accuracy of the Company's pricing models, (5) the resolution of defaults on its credit facilities, and (6) the approval of the Plan in accordance with applicable law. No assurance can be given that unanticipated future events, including further refinements to the Company's collection models, will not result in changes in estimates in future periods which could adversely affect quarter-to-quarter comparisons. The Company does not intend to securitize assets in the future that result in gain on sale transactions.

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

Item 6.   Exhibits and Reports on Form 8-K

(A) Exhibits:

2.1 Creditrust Corporation Fifth Amended Plan of Reorganization Under Chapter 11 Bankruptcy dated December 21, 2000
2.2 Second Amended and Restated Agreement and Plan of Merger dated as of September 20, 2000 for the Merger of Creditrust Corporation with and into NCO Portfolio Funding, Inc.
 2.3 Fifth Amended Disclosure Statement of Creditrust Corporation dated December 21, 2000.
10.1 Third Amendment to the Credit Agreement dated March 17, 2000 by and among Creditrust Corporation and Sunrock Capital as Agent.
10.2 Amended and Restated Limited Liability Company Agreement of Creditrust SPV99&2, LLC dated as of March 1, 2000.
27.1 Financial Data Schedule

(B) Reports on Form 8-K

Creditrust Corporation filed on Form 8-K item 3, "Bankruptcy or Receivership" on June 21, 2000.
Creditrust Corporation filed on Form 8-K item 4, "Changes in Certifying Accountants" on July 21, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on January 10, 2001.

                             CREDITRUST CORPORATION

                             By:  /s/  Richard J. Palmer
                                  ----------------------

                              Vice President and Chief Financial Officer