Form 10-Q
period 2000-09-30
CREDITRUST CORP
filed 2001-01-17
CIK 1043497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                        JANUARY 17, 2001 WAS 10,453,548.

                             CREDITRUST CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
                                                                                                            Page
             Consolidated Statements of Earnings
             For the Three and Nine Months Ended September 30, 1999 and 2000.............................     1

             Consolidated Balance Sheets
             As of December 31, 1999 and September 30, 2000..............................................     2

             Consolidated Statements of Stockholders' Equity and Comprehensive
             Income as of December 31, 1999 and September 30, 2000.......................................     3

             Consolidated Statements of Cash Flows
             For the Three and Nine Months Ended September 30, 1999 and 2000.............................     4

             Notes to Consolidated Financial Statements..................................................     5

     Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................................................    17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................    24

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...........................................................................    25

     Item 2. Changes in Securities and Use of Proceeds...................................................    25

     Item 3. Defaults Upon Senior Securities.............................................................    25

     Item 5. Other Information...........................................................................    25

     Item 6. Exhibits and Reports on Form 8-K............................................................    26

SIGNATURE................................................................................................    27

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except share data)            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------    -------------------------------
                                                               (Unaudited)                         (Unaudited)
                                                           1999              2000                 1999           2000
                                                        -----------       -----------          -----------   -----------
Revenue
    Income on finance receivables.................      $    21,646       $     5,872          $    46,549   $    31,016
    Servicing fees................................            1,318               285                4,187         1,725
    Income on investment in securitizations.......            1,206               868                3,876         2,614
                                                        -----------       -----------          -----------   -----------

                                                             24,170             7,025               54,612        35,355
                                                        -----------       -----------          -----------   -----------
Expenses
    Personnel.....................................            8,671             4,388               21,644        19,397
    Communications................................            1,347               423                2,817         2,281
    Rent and other occupancy......................              764             1,104                1,764         4,090
    Professional fees.............................              858               917                2,306         4,891
    Contingency legal and court costs.............              375             1,131                  515         2,698
    Restructuring costs...........................               --                --                   --         8,664
    Impairment of finance receivables.............               --                --                   --        52,851
    Impairment of investment in securitizations...               --                --                   --        18,849
    Other expenses................................              560               977                1,312         2,469
                                                        -----------       -----------          -----------   -----------

                                                             12,575             8,940               30,358       116,190
                                                        -----------       -----------          -----------   -----------

Earnings (loss) from operations...................           11,595            (1,915)              24,254       (80,835)


Other income (expense)
    Interest and other income.....................              518               141                1,221           601
    Interest expense..............................           (1,820)           (3,546)              (3,185)       (9,625)

Reorganization items
    Professional Fees.............................               --            (1,182)                  --        (1,182)
                                                        -----------       -----------          -----------   -----------

Earnings (loss) before income taxes...............           10,293            (6,502)              22,290       (91,041)

Provision for income taxes (benefit)..............            3,998            (2,536)               8,677       (35,506)
                                                        -----------       -----------          -----------   -----------

Net earnings (loss)...............................      $     6,295       $    (3,966)         $    13,613   $   (55,535)
                                                        ===========       ===========          ===========   ===========

Basic earnings per common share...................             $.60             $(.38)               $1.40        $(5.31)
                                                        ===========       ===========          ===========   ===========

Weighted-average number of basic common shares
    outstanding...................................       10,430,475        10,453,548            9,725,690    10,453,548
                                                        ===========       ===========          ===========   ===========

Diluted earnings per common share.................             $.58             $(.38)               $1.35        $(5.31)
                                                        ===========       ===========          ===========   ===========

Weighted-average number of diluted common shares
    outstanding...................................       10,796,369        10,453,548           10,053,059    10,453,548
                                                        ===========       ===========          ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                               ------------   -------------
                                                                                                   1999           2000
                                                                                                   ----           ----
                                                                                                (Audited)      (Unaudited)
                                           Assets
Cash and cash equivalents, including restricted cash of $3.3 million and $3.4 million as of
 December 31, 1999 and September 30, 2000....................................................    $ 11,927       $  8,077
Finance receivables held for sale............................................................       3,126             --
Finance receivables..........................................................................     184,858        111,642
Investment in securitizations................................................................      31,169          9,311
Property and equipment, net..................................................................       9,297          3,594
Deferred costs, net..........................................................................       3,111          5,080
Deferred tax asset...........................................................................          --         16,818
Other assets.................................................................................       2,087          1,236
                                                                                                 --------       --------

               Total assets..................................................................    $245,575       $155,758
                                                                                                 ========       ========

                            Liabilities and Stockholders' Equity

Liabilities Not Subject to Compromise:

Notes payable................................................................................    $111,306       $ 90,850
Accounts payable and accrued expenses........................................................       4,986          3,833
Capitalized lease obligations................................................................       5,208          1,581
Deferred tax liability.......................................................................      20,132             --
Other liabilities............................................................................       1,606            226
                                                                                                 --------       --------

  Total liabilities not subject to compromise................................................     143,238         96,490
                                                                                                 --------       --------

Liabilities subject to compromise:

Other undersecured and unsecured liabilities.................................................          --         13,694


               Total liabilities.............................................................     143,238        110,184
                                                                                                 --------       --------

Stockholders' equity
      Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
        outstanding..........................................................................          --             --
      Common stock, $.01 par value; 20,000,000 shares authorized, 10,469,068 shares issued and 10,453,548 outstanding at December 31, 1999 and
          September 30, 2000.................................................................         105            105
      Paid-in capital........................................................................      71,078         72,109
      Stock held for benefit plans...........................................................        (269)          (269)
      Net unrealized gains on available for sale securities..................................       2,259             --
      Retained earnings (deficit)............................................................      29,164        (26,371)
                                                                                                 --------       --------

               Total stockholders' equity....................................................     102,337         45,574
                                                                                                 --------       --------

               Total liabilities and stockholders' equity....................................    $245,575       $155,758
                                                                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

                                                                                      STOCK     ACCUMULATED
                                                                                      -----     -----------
                                     COMMON STOCK    ADDITIONAL   PREFERRED STOCK   HELD FOR       OTHER
                                     ------------    ----------   ---------------   --------       -----
                                                      PAID-IN                        BENEFIT   COMPREHENSIVE  RETAINED
                                                      -------                        -------   -------------  --------
                                  SHARES     AMOUNT   CAPITAL    SHARES    AMOUNT     PLANS       INCOME      EARNINGS     TOTAL
                                  ------     ------  ---------   ------    ------     -----       ------      --------     -----

Balance at December 31,
 1998 (audited)...............   7,984,480   $  80    $27,754         --   $   --      $(269)    $ 6,714      $ 12,146     $ 46,425
Common stock offering.........   2,400,000      24     42,429         --       --         --          --            --       42,453
Common stock issued on
 options and warrants
 exercised....................      69,068       1        895         --       --         --          --            --          896
Net earnings..................          --      --         --         --       --         --          --        17,018       17,018
Other comprehensive income,
 decrease in unrealized
 gains on available for sale
 securities, net of taxes
 of $2,288....................          --      --         --         --       --         --      (4,455)           --       (4,455)
                                                                                                                           --------

Total comprehensive income....                                                                                               12,563
                                                                                                                           --------

Balance at December 31,
 1999 (audited)...............  10,453,548     105     71,078         --       --       (269)      2,259        29,164      102,337
Value of common stock
 purchase warrants issued in
 connection with debt
 financing....................          --      --      1,031         --       --         --          --            --        1,031
Net earnings (loss)...........          --      --         --         --       --         --          --       (55,535)     (55,535)
Other comprehensive income,
 decrease in unrealized
 gains on available for sale
 securities, net of taxes
 of $1,926....................          --      --         --         --       --         --      (2,259)           --       (2,259)
                                                                                                                           --------

Total comprehensive income
 (loss).......................                                                                                              (57,794)
                                                                                                                           --------

Balance at September 30,
 2000 (unaudited)               10,453,548   $ 105    $72,109         --   $    --     $(269)    $    --      $(26,371)    $ 45,574
                                ==========   =====    =======     ======   =======     =====     =======      ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



(Dollars in thousands)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                               1999            2000
                                                                                               ----            ----
                                                                                            (Unaudited)     (Unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
        Net earnings (loss).......................................................           $  13,613        $(55,535)
        Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
            Depreciation and amortization.........................................                 653           3,200
            Deferred tax expense..................................................               8,677         (35,506)
            Income on investment in securitization................................              (3,876)         (2,614)
            Impairment of investment in securitizations...........................                  --          18,849
            Impairment of finance receivables.....................................                  --          52,851
            Restructuring costs...................................................                  --           8,664
        Changes in assets and liabilities:
            (Increase) decrease in other assets...................................              (2,142)            781
            Icrease in accounts payable and accrued expenses......................               3,143           6,447
            (Decrease) in other liabilities.......................................                 (51)           (152)
                                                                                             ---------        --------

Net cash and cash equivalents provided by (used in) operating activities..........              20,017          (3,015)
                                                                                             ---------        --------

Cash flows from investing activities
        Collections applied to principal (accretion) on finance receivables.......             (11,149)         20,365
        (Increase) decrease in cash reserves on securitizations...................              (2,616)          1,300
        Residual collections on securitizations...................................                  --             337
        Purchases of property and equipment.......................................              (5,384)         (3,012)
        Proceeds from sale of finance receivables held for sale...................                  --           3,126
        Acquisitions of finance receivables.......................................            (128,328)             --
                                                                                             ---------        --------

Net cash and cash equivalents (used in) provided by investing activities..........            (147,477)         22,116
                                                                                             ---------        --------

Cash flows from financing activities
        Proceeds from issuance of common stock....................................              43,349              --
        (Payments on) proceeds from notes payable, net............................              95,105         (19,424)
        Proceeds from (payments on) capital lease obligations.....................                (415)             86
        Deferred costs............................................................              (3,024)         (3,613)
                                                                                             ---------        --------

Net cash and cash equivalents provided by (used in) financing activities..........             135,015         (22,951)
                                                                                             ---------        --------

Net increase (decrease) in cash and cash equivalents..............................               7,555          (3,850)
Cash and cash equivalents at beginning of period..................................               7,906          11,927
                                                                                             ---------        --------

Cash and cash equivalents at end of period........................................           $  15,461        $  8,077
                                                                                             =========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CREDITRUST CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A--Petition for Relief under Chapter 11 and Plan of Reorganization

On June 21, 2000, Creditrust Corporation ("Creditrust") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). None of Creditrust's subsidiaries filed. "Debtor", when used herein, refers to Creditrust's assets and liabilities only. Creditrust and its consolidated subsidiaries are referred to herein as the "Company". Under Chapter 11, collection of certain claims against the Debtor in existence prior to the filing of the petition for relief under Chapter 11 are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reflected in the September 30, 2000 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties of interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. As of September 30, 2000, liabilities subject to compromise totaled approximately $13.7 million.

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

After all Disputed Claims are resolved and the cash has been distributed from the Reserve created under Section 4.4(c) of the Plan, NCOP Common Stock held in the Reserve shall be distributed in the following priority:

       (1) For every $418,000 of any outstanding NCOP Unsecured Obligations, 1% of NCOP Common Stock shall be distributed to the following persons in the stated proportions:

               NCOG                   72.73%
               SPV99-2 Noteholders    22.42%
               Michael J. Barrist      3.23%
               Joseph K. Rensin        1.62%
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

                            CREDITRUST CORPORATION

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

Basis of Accounting

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in these Statements should be read in conjunction with Management's Discussion and Analysis of financial condition and results of operations, and consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, for the year ended December 31, 1999.

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

Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize income on finance receivables and to estimate the fair value of investment in securitizations. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. Estimates have been revised downward each of the past three quarters. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. (See notes D and E)

Note C --Earnings per Common Share

Creditrust's options and warrants were anti-dilutive for the three and nine months ended September 30, 2000 and therefore there was no difference between basic and diluted EPS. However, the following table reconciles basic and diluted EPS for last year for the three and nine months ended September 30, 1999:

(Dollars in thousands, except per share amounts)

                                            THREE MONTHS ENDED SEPTEMBER 30, 1999   NINE MONTHS ENDED SEPTEMBER 30, 1999
                                            -------------------------------------   ------------------------------------

                                                                          PER                                      PER
                                              EARNINGS      SHARES       SHARE        EARNINGS       SHARES       SHARE
                                             (NUMERATOR) (DENOMINATOR)   AMOUNT      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                             ----------- -------------   ------      -----------  -------------   ------
Basic EPS
Net earnings...............................     $6,295   10,430,475      $  .60       $   13,613     9,725,690   $ 1.40
Effect of dilutive securities
Warrants...................................         --      243,098                           --       220,064
Stock options..............................         --      122,796                           --       107,305
                                                ------   ----------      ------       ----------    ----------   ------
Diluted EPS
Net earnings plus assumed conversions......     $6,295   10,796,369      $  .58       $   13,613    10,053,059   $ 1.35
                                                ======   ==========      ======       ==========    ==========   ======

                            CREDITRUST CORPORATION

Note D --Finance Receivables

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the nine months ended September 30, 2000:

(Dollars in thousands)
Balance, at beginning of period.....................    $  184,858
         Purchases of finance receivables...........            --
         Impairment of finance receivables..........       (52,851)
         Accretion to principal.....................         3,919
         Amortization of principal..................       (24,284)
                                                        ----------

Balance, at end of period (unaudited)...............    $  111,642
                                                        ==========

Unrecorded discount.................................    $2,529,752
                                                        ==========


The Company aggregates individual static pools (i.e. purchases) into larger homogenous pools for financing purposes. As of September 30, 2000, the carrying value of each of the financing related pools of receivables was:


(Dollars in thousands)
         Warehouse Facility..........     9,525
         Revolving Line of Credit....    15,612
         SPV99-2.....................    32,614
         SPV99-1.....................    48,990
         Other.......................     4,901
                                       --------

                                       $111,642
                                       ========

Changes in Estimates

The Company monitors its projection models with a view towards enhancing predictability of both the amount and timing of collections. In the second quarter of 2000, the Company reduced the remaining collection estimates to reflect changes in circumstances that occurred during the quarter. The changes in circumstances that effected the Company's ability to meet collection estimates for last quarter and prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; b) the backup servicer's collections were significantly lower than when the finance receivables were managed by the Company, c) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility significantly changed the financial prospects of the Company,
d) the Company's inability to secure additional financing to support its infrastructure and grow the operations, e) a reduction in personnel pursuant to the restructuring of the Company's operations prior to the filing of Chapter 11 reorganization, f) disruption of operations due to the Company's relocating all of its recovery personnel pursuant to the Company's restructuring, and f) the diminished prospects of the Company while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force.

To the extent that the carrying amount of an individual static pool exceeds its fair value (i.e. its remaining collection estimates), a charge to earnings is recognized in the amount of such excess or impairment. For the quarter ended September 30, 2000, no impairment of finance receivables was recorded.

After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. Approximately $54.8 million in carrying value is in this status.

                            CREDITRUST CORPORATION

Note E -- Investment in Securitizations

Investment in securitizations for the nine months ended September 30, 2000 is comprised of the following:

(Dollars in thousands)                                                             Estimated
                                                 Cash     Amortized   Unrealized      Fair
                                               Reserves      Cost        Gains       Value
                                               ---------  ----------  -----------  ----------

Balance at beginning of period...............   $ 4,550    $ 22,434     $ 4,185     $ 31,169
Release of reserve upon bond payoff..........    (1,300)         --          --       (1,300)
Income on investment.........................        --       2,614          --        2,614
Residual collections.........................        --        (337)         --         (337)
Impairment of investment in securitizations..    (1,472)    (17,377)         --      (18,849)
Other........................................        --         199          --          199
Decrease in unrealized gains.................        --          --      (4,185)      (4,185)
                                                -------    --------     -------     --------
Balance at end of period (unaudited).........   $ 1,778    $  7,533     $    --     $  9,311
                                                =======    ========     =======     ========

These are the residual interests in the two securitizations, Series 1998-1 and 1998-2. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, the Company computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, the Company believed NCO's value was the best available indication of market value and in the second quarter reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million in the second quarter.

In April 2000, the Company received notification from the note insurer, Asset Guaranty Insurance Company ("AGI," as previously defined), of a non-payment related default and that it was terminating the Company's servicing rights effective May 1, 2000 on the Series 1998-2 securitization. The successor servicer is paid a servicing fee of 30% on monthly collections. Once the bond is retired in full, including all interest and other administrative expenses of the trust, the servicing will revert back to the Company. The carrying value of the Series 1998-2 securitization at September 30, 2000 was $2.0 million, which is net of the outstanding bond balance of $10.8 million.

The carrying value of Series 1998-1 securitization at September 30, 2000 was $7.3 million. In August 2000, the Company retired the Series 1998-1 bond in full, including all outstanding interest and administrative fees. Pursuant to the retirement of the Series 1998-1 bond, the cash reserve of $1.3 million was returned to the Company.

See Note A.

                            CREDITRUST CORPORATION

Note F -- Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following at:

(Dollars in thousands)
                                                                                   December 31,   September 30,
                                                                                       1999            2000
                                                                                      ------          ------
                                                                                    (Audited)       (Unaudited)
Trade accounts payable.........................................................       $1,453          $  186
Accrued salaries, taxes and fringe benefits....................................        1,550           1,070
Accrued conversion fee SPV99-2 financing.......................................           --             362
Accrued other liabilities......................................................        1,983           2,215
                                                                                      ------          ------
                                                                                      $4,986          $3,833
                                                                                      ======          ======

Note G -- Notes Payable

Debtor-In-Possession Financing

Effective June 22, 2000, the Debtor obtained (subject to Bankruptcy Court approval) a post-petition working capital facility (the "DIP Facility") from Sunrock Capital Corporation ("Sunrock"), the Company's prepetition revolving line of credit lender. The agreement provides for loans to the Debtor for working capital purposes through the earlier of the Effective Date of the Plan of Reorganization, or one year. The DIP Facility extends $5 million in credit, secured by the first priority lien on substantially all of the Debtor's personal property, including accounts receivable, equipment, and general intangibles. The DIP Facility provides for cross collateralization of Sunrock's prepetition loan amounts and interest at prime plus 5%. As of September 30, 2000, the outstanding balance on the DIP Facility was $1.3 million. No debt service payments are required under this facility. Accrued interest in the amount of $79,000 is included in the outstanding balance. The DIP Facility contains covenants, the most restrictive of which are targeted collections and expense limits. The Company is in compliance with these requirements.

Warehouse Facility

In September 1998, Creditrust established, through a wholly owned consolidated special purpose finance subsidiary, Creditrust Funding I LLC, an initial $30 million revolving Warehouse Facility for use in acquiring finance receivables. The Warehouse Facility carried a floating interest rate of LIBOR plus .65%, with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The Warehouse Facility is secured solely by a trust estate, primarily consisting of specific consumer receivables that the Company has absolutely assigned to the newly formed special purpose finance subsidiary, and is non-recourse to the parent company and its other assets. Generally, the Warehouse Facility provided 95% of the acquisition costs of receivables purchased, with the Company funding the remaining 5%, and imposed a one-time $900,000 liquidity reserve requirement. The $900,000 cash reserve account is included in cash on the balance sheet and restricted as to use until the Warehouse Facility is retired. It is a requirement of the indenture agreement governing the Warehouse Facility that the cash reserve be increased by $1.3 million and $3.25 million, each increase to be effective one day after the pay-off of Series 1998-1 and 1998-2 securitizations, respectively.

The Company's right to service the receivables funded by the Warehouse Facility automatically terminates on a monthly basis subject to reappointment by the note insurer. AGI notified the Company that it was not re-appointing the Company as servicer effective April 1, 2000. The Trustee, as back-up servicer, appointed the Company to be servicer for the month of April 2000, and thereafter, selected a third party until the facility is repaid in full. Once the Warehouse Facility is repaid, the servicing will revert back to the Company. The indenture and servicing agreement was amended in February 2000, requiring the Warehouse Facility to be reduced to $19 million by July 10, 2000. Debt service on the Warehouse Facility is interest only during a six-month revolving period and thereafter comprised of all collections from receivables less a 20% servicing fee. In February 2000, the servicing fee increased to 35% pursuant to the amended indenture and servicing agreement. These servicing fees are eliminated in consolidation. As described in above Note E, AGI notified the Company that the Warehouse Facility was in default due to a cross default provision with Series 1998-2. The Company was notified that the Warehouse Facility is in default due to the Company's failure to increase the cash reserves by $1.3 million after the retirement of the Series 1998-1 securitization. The backup servicer has increased the cash reserve by $100,000 to $1.0 million from collections received.

                            CREDITRUST CORPORATION

Note G--Notes Payable (Continued)

Interest expense, trustee fees and guarantee fees aggregated $677,000 and $374,000 for the three months ended September 30, 1999 and 2000, respectively. As of September 30, 2000, the amount outstanding on the facility was $20.7 million and the carrying value of the assets included in the Warehouse Facility was $9.5 million.

See Note A.

Revolving Line of Credit

In October 1998, the Company entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility had a term of three years, during which time the Company could borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest was based on prime plus 0.5%, or LIBOR plus 2.5% at the option of the Company on each advance. Pursuant to an amendment to the loan documents in March 2000, interest was prime plus 2.5% effective April 1, 2000. The facility is secured by any receivables purchased under the facility and substantially all the Company's other assets. The facility contains financial covenants the most restrictive of which requires that the Company maintains a net worth of $30.0 million plus 50% of net earnings. Debt service on the revolving facility was interest only for six months following the purchase of receivables. After six months, principal was payable over twenty-four months.

The Company did not make its principal or interest payments on the revolving line of credit facility for April and May 2000. The lender declared default, but did not accelerate the loan. Interest on the line increased to prime plus 5% per annum effective April 1, 2000. Pursuant to a court order and effective for June 2000, the Company modified the terms of the agreement whereby 60% of certain collections are applied to debt service, and the remaining collections go to the Company. Debt service payments are paid weekly. Outstanding debt on the line as of September 30, 2000 was $14.5 million, including $1.1 million of interest capitalized as part of the line, and the carrying value of the finance receivables under this facility was $15.6 million. Interest expense totaled $360,000 and $564,000 for the three months ended September 30, 1999 and 2000, respectively.

SPV99-2 Financing

In August 1999, the Company entered into a $40.0 million interim credit facility to fund purchases of additional portfolios of defaulted receivables. Under this arrangement, Creditrust SPV99-2, LLC (Series 1999-2), a newly formed special purpose subsidiary, issued secured, interim short-term notes in a private placement to institutional investors. The notes are backed by a parent guarantee from Creditrust. The subsidiary used the proceeds of the interim credit facility to purchase portfolios including purchases under forward flow contracts. The Company was initially obligated to retire this facility with proceeds from any capital markets transactions or certain asset sales prior to the May 2000 initial maturity date. Interest was initially payable at 12% per annum. Debt service was initially all collections on the receivables. The notes converted to long-term financing effective March 1, 2000, at which time the interest rate changed to 15% per annum and the maturity extended to September 2002. Pursuant to the conversion of the notes, effective March 1, 2000, the Company may utilize up to $20.0 million from capital markets transactions or certain asset sales for working capital purposes in lieu of retiring the loan balance. Warrants for the purchase of 1,236,138 shares of common stock of the Company were issued to the lenders based on the average stock price under a defined formula at market value. An original issue discount of $1.0 million was recorded pursuant to the issuance of the stock warrants. The lenders will receive a conversion fee of 8.25% of the outstanding debt on March 1, 2000, or $2.8 million, payable from collections on the receivables. As of September 30, 2000, $362,000 remains unpaid on the conversion fee.

Debt service, including payment of the conversion fee, is all collections less a 40% servicing fee paid to the Company. Servicing fees are eliminated in consolidation. The facility includes a technical cross default on the revolving line of credit and securitizations. As a consequence of the Company's filing for relief under Chapter 11 of the federal bankruptcy laws, under the terms of the agreement, the interest rate increased to 21% per annum. As of September 30, 2000, the Company had $33.8 million outstanding under this facility. Interest expense totaled $1.9 million and $800,000 for the three months ended September 30, 2000 and 1999, respectively, and the carrying value of the finance receivables under this facility was $32.6 million.

See Note A.

                            CREDITRUST CORPORATION

Note G--Notes Payable (Continued)

Non Recourse SPV99-1 Securitization Note

In August 1999, the Company issued a $40.0 million asset backed securitization note through its newly formed special purpose subsidiary Creditrust SPV99-1, LLC (Series 1999-1). This note is secured by the receivables pledged to the note holders and is non-recourse to the parent Company and its other assets. Interest is payable at 9.43% per annum and the final maturity date of the note is July 2004. Interest expense totaled $532,000 and $314,000 for the three months ended September 30, 2000 and 1999, respectively. A one-time $2.4 million liquidity reserve is included in cash on the balance sheet and restricted as to use until the note is retired. The securitization did not qualify for gain on sale accounting under generally accepted accounting principles, with the result that the securitization notes are treated as a secured borrowing and appear as debt on the consolidated financial statements of the Company. As of September 30, 2000, the Company had $21.4 million outstanding under the facility, and the carrying value of the finance receivables under the facility was $49.0 million. Debt service is paid from all collections on the receivables less a 20% servicing fee. Servicing fees are eliminated in consolidation.

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

See Note A.

As of September 30, 2000, estimated required minimum principal payments payable by the Company were as follows:

(Dollars in thousands)
     Year ending December 31,
    2000                                                               $  4,941
    2001                                                                 26,535
    2002                                                                 35,292
    2003                                                                  3,493
    2004 and thereafter                                                  21,388
                                                                        -------

             Total minimum principal payments                            91,649

      Original issue discount on warrants issued from SPV99-2 financing    (799)
                                                                            ---

             Fair value of debt recorded                               $ 90,850
                                                                       ========

The above table does not reflect the impact of potential acceleration of any loans caused by defaults.

Note H--Commitments and Contingencies

Forward Flow Agreements

Beginning in September 1998, the Company entered into multiple forward flow agreements with certain financial institutions, which obligate the Company to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of September 30, 2000, the Company had no commitments under forward flow agreements.

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

Note I - Restructuring of Operations

In May 2000, the Company effectuated a restructuring plan and closed one of its operations centers. The exit plan included relocating all employees in the closed operations center to its main operations center, disposing of certain equipment leases, and a reduction in staff. The cost of restructuring of $8.7 million before tax was presented as a charge to income as a separate component of earnings from operations in the second quarter. The restructuring costs included writing off unutilized property and equipment leases and leaseholds, and costs of abandonment of the real property lease.

                            CREDITRUST CORPORATION

Note J - Subsequent Events

See Note A regarding the Company's plan of reorganization and Merger agreement.

Note K - related Party Transactions

In March 2000, the Company's Chairman and Chief Executive Officer loaned the Company $648,000 as a short-term note. The proceeds of the note were used to pay an obligation of the Company under the line of credit facility.

See Note A

In 2000, the Company paid $400,000 and has agreed to honor a claim of $416,000 to a company related to a director. The payments are in connection with the return of specific accounts pursuant to account sales warrantees for accounts sold in late 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Revenues. Total revenues decreased by $17.2 million, or 70.9%, from $24.2 million for the three months ended September 30, 1999 to $7.0 million for the three months ended September 30, 2000. Contributing to the decrease were lower income on finance receivables, servicing income and income on investment in securitizations. Of the $17.2 decrease, $15.9 million was attributable to finance receivables and reflects the effect of lower investment in receivables as a result of the impairment in the second quarter of 2000, generally lower effective interest rate returns compared to prior year reports due to lowered estimates and from the effect on income this quarter of approximately $54.8 million in finance receivables not earning any income. Additionally, there were decreases in servicing income of $1.0 million and investment in securitizations of $300,000. Servicing fees, while expected to decline since the Company is no longer undertaking securitizations, were primarily lower due to the loss of servicing for the Series 1998-2 securitization. Income on securitizations declined principally due to the lower investment balance of the securities as the result of the revaluation of the securities to market. Third quarter 2000 revenues are reflective of the trend for the future quarters until the Merger.

Income on finance receivables decreased by $15.7 million, or 72.9%, from $21.6 million for the three months ended September 30, 1999 to $5.9 million for the three months ended September 30, 2000. The decrease of $15.7 million in finance receivables reflects the effect of lower investment in receivables as a result of the impairment in the second quarter of 2000, generally lower effective interest rate returns compared to prior year reports due to lowered estimates and from the effect on income this quarter of approximately $54.8 million in finance receivables not earning any income. The changes in circumstances that effected the Company's ability to meet collection estimates in the second quarter that prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; the backup servicer collections were significantly lower than when the finance receivables were managed by the Company, b) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility significantly changed the financial prospects of the Company, c) the Company's inability to secure additional financing, d) a decrease in personnel pursuant to the restructuring of its operations prior to the filing of Chapter 11 reorganization, e) disruption of operations due to the Company's relocating all of its recovery personnel pursuant to the restructuring of its operations, and f) the diminished prospects of the Company while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force. After the impairment of a static pool, no income is recorded on that pool and collections are recorded as return of capital. The revision of estimates caused collections to be allocated more to amortization of finance receivables than to income on finance receivables for the quarter ended September 30, 2000. Net collections applied to amortization or (accretion) of finance receivables was ($5.8) million and $8.8 million for the three months ended September 30, 1999 and September 30, 2000, respectively. Collections on managed receivables decreased by $8.0 million, or 35.2%, from $22.7 million for the three months ended September 30, 1999 to $14.7 million for the three months ended September 30, 2000.

Servicing fees decreased by $1.0 million from $1.3 million for the three months ended September 30, 1999 to $300,000 for the three months ended September 30, 2000. Recorded servicing fees represent 20% of collections from the two investments in securitization. Effective May 2000, the Company was removed as servicer on its Series 1998-2 securitization, and servicing was transferred to a new third party servicer. Servicing fees lost due to the change are estimated at $400,000 for the quarter ended September 30, 2000. Additionally, servicing fees were higher in the quarter ended September 30, 1999 compared to September 30, 2000 due to collections on the securitization portfolios reaching their peak in mid 1999.

Income on investment in securitization decreased $300,000 from $1.2 million for the three months ended September 30, 1999 to $900,000 for the three months ended September 30, 2000. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, the Company computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, the Company believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million in the second quarter.

Expenses from Operations. Total expenses from operations decreased $3.7 million, or 29.4% from $12.6 million for the three months ended September 30, 1999 to $8.9 million for the three months ended September 30, 2000. Operating expenses decreased primarily as a result of decreases in personnel and communications costs offset by an increase in contingency legal and court costs.

Personnel expenses decreased by $4.3 million, or 49.4%, from $8.7 million for the three months ended September 30, 1999 to $4.4 million for the three months ended September 30, 2000. The decrease in personnel expenses was attributable to a decrease in overall staffing related to the Company's downsizing as part of its restructuring. Staffing requirements were lowered as receivables under management decreased due to the loss of servicing of the Series 1998-2 securitization and the Warehouse Facility portfolio. By the beginning of the third quarter, total employees were reduced to approximately 350, down from approximately 1100 at December 31, 1999.

Communications costs decreased by $900,000, or 68.6%, from $1.3 million for the three months ended September 30, 1999 to $400,000 for the three months ended September 30, 2000. The utilization of long distance telephone services and credit reporting services decreased as receivables under management and staffing decreased from the third quarter ended 1999 compared to 2000.

Rent and occupancy expenses increased by $300,000, or 44.6%, from $800,000 for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. This increase was due to the further expansion in its third operations center in September 1999 resulting in rent expense greater for the full third quarter of 2000 compared to 1999.

Professional fees, contingecy legal and court costs and other expenses increased $1.2 million, or 66.7%, from $1.8 million for the three months ended September 30, 1999 to $3.0 million for the three month ended September 30, 2000. This increase was principally due to increased contingency legal and court costs, deferred financing costs, accounting fees, investor relations expenses, other consulting fees, and miscellaneous other administrative costs.

Earnings(loss) from Operations. Earnings from operations, decreased $13.5 million, from $11.6 million for the three months ended September 30, 1999 to a loss from operations of $1.9 million for the three months ended September 30, 2000. This decrease resulted primarily from the reduced income on finance receivables for the quarter ended September 2000 compared to 1999.

Other Income (Expense). Other income (expense) increased $2.1 million, from a net expense of $1.3 million for the three months ended September 30, 1999 to a net expense of $3.4 million for the three months ended September 30, 2000. This increase resulted from a $400,000 decrease in interest and other income earned on short term cash equivalent investments and an increase in interest expense of $1.7 million as a result of higher borrowing incurred in connection with the credit facilities, SPV99-2 finance facility and the August 1999 securitization.

Reorganization items. Reorganization items were $1.2 million for the three months ended September 30, 2000 and none for the three months ended September 30, 1999. Reorganization items were principally professional fees paid or incurred on legal and financial professionals approved by the Bankruptcy Court to handle representation of the debtor and the unsecured creditors.

Earnings (loss) Before Income Taxes. Earnings before income taxes, decreased from $10.3 million for the three months ended September 30, 1999 to a loss of $6.5 million for the three months ended September 30, 2000 primarily due to the decrease in earnings from operations and by the increase in interest expense.

Provision for Income Taxes. Income tax rates were 39% for the three months ended September 30, 1999. For the three months ended September 30, 2000, a deferred tax asset was recorded at a rate of 39%. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. The realization of the deferred tax asset is predicated on the Company's ability to utilize most of its tax net operating losses in future years. Any additional deferred tax asset will be limited to similar analysis.

Net Earnings (loss). Net earnings, decreased $10.3 from $6.3 million for the three months ended September 30, 1999 to a net loss of $4.0 million for the three months ended September 30, 2000. This decrease resulted from the same factors which affected earnings from operations and the increase in interest expense.

EBITDA. EBITDA, decreased $14.4 million, from $12.4 million for the three months ended September 30, 1999 to a loss of $2.0 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues. Total revenues decreased by $19.2 million, or 35.2%, from $54.6 million for the nine months ended September 30, 1999 to $35.4 million for the nine months ended September 30, 2000. Contributing to the decrease were lower income on finance receivables, servicing income and income on investment in securitizations. The decrease was primarily due to the lower investment in receivables as a result of the impairment of $52.9 million in the second quarter, and the effect on income for the second and third quarters of 2000 of approximately $60.4 million and $54.8, respectively, in finance receivables not
earning any income.   Additionally, servicing income decreased by $2.5 million
and income on investment in securitizations by $1.3 million. Servicing fees, while expected to decline since the Company is no longer undertaking securitizations, were primarily lower due to the loss of servicing for the Series 1998-2 securitization. Income on securitizations declined principally due to the lower investment balance of the securities as the result of the revaluation of the securities to market.

Income on finance receivables decreased by $15.5 million, or 33.3%, from $46.5 million for the nine months ended September 30, 1999 to $31.0 million for the nine months ended September 30, 2000. The decrease was primarily due to the lower investment in receivables as a result of the impairment of $52.9 million in the second quarter, and the effect on income for the second and third quarters of 2000 of approximately $60.4 million and $54.8, respectively, in finance receivables not earning any income.In the second quarter of 2000, the Company reduced the remaining estimates to reflect changes in circumstances that occurred during the quarter. The changes in circumstances that effected the Company's ability to meet collection estimates for the quarter and prompted the revision of all future collections were: a) the loss of servicing of the Warehouse facility; the backup servicer collections were significantly lower than when the finance receivables were managed by the Company, b) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse facility significantly changed the financial prospects of the Company, c) the Company's inability to secure additional financing, d) a decrease in personnel pursuant to the restructuring of its operations prior to the filing of Chapter 11 reorganization, e) disruption of operations due to the Company's relocating all of its recovery personnel pursuant to the restructuring of its operations, and f) the diminished prospects of the Company while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force. After the impairment of a static pool, no income is recorded on that pool and collections are recorded as return of capital. The revision of estimates caused collections to be allocated more to amortization of finance receivables than to income on finance receivables for the two quarters ended September 30, 2000. Net collections applied to amortization or (accretion) of finance receivables was ($11.1) million and $20.4 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. Collections on managed receivables increased by $2.0 million, or 3.5%, from $56.5 million for the nine months ended September 30, 1999 to $58.5 million for the nine months ended September 30, 2000.

Servicing fees decreased by $2.5 million from $4.2 million for the nine months ended September 30, 1999 to $1.7 million for the nine months ended September 30, 2000. Recorded servicing fees represent 20% of collections from the two investments in securitization. Effective May 2000, the Company was removed as servicer by AGI on its Series 1998-2 securitization, and servicing was transferred to a new third party servicer. Servicing fees lost due to the change are estimated at $800,000 for the two quarters ended September 30, 2000. Additionally, servicing fees were higher in the nine months ended September 30, 1999 compared to September 30, 2000 due to collections on the two securitization portfolios reaching their peak in mid 1999.

Income on investment in securitization decreased $1.3 million from $3.9 million for the nine months ended September 30, 1999 to $2.6 million for the nine months ended September 30, 2000. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, the Company computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, the Company believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million in the second quarter.

Expenses from Operations. Total expenses from operations, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, increased $5.5 million, or 18.2%, from $30.3 million for the nine months ended September 30, 1999 to $35.8 million for the nine months ended September 30, 2000. Operating expenses increased primarily as a result of increased professional fees incurred in connection with the Company's reorganization planning efforts before the filing of its Chapter 11 petition, increased occupancy expenses related to the expansion to its third operations center that occurred in the last half of 1999, and increased contingency legal and court costs.

Personnel expenses decreased by $2.2 million, or 10.4%, from $21.6 million for the nine months ended September 30, 1999 to $19.4 million for the nine months ended September 30, 2000. Personnel expenses decreased due to the reduction in staff in connection with the Company's restructuring of operations in the second quarter of 2000. By the beginning of the third quarter, total employees were reduced to approximately 350, down from approximately 1100 at December 31, 1999.

Communications costs decreased by $500,000, or 19.0%, from $2.8 million for the nine months ended September 30, 1999 to $2.3 million for the nine months ended September 30, 2000. This decrease was due to lower utilization of long distance telephone services and credit reporting services in the second and third quarter of 2000 as the Company lost servicing on the 1998-A Warehouse Facility and 1998-2 securitization pools in May 2000.

Rent and occupancy expenses increased by $2.3 million, or 131.9%, from $1.8 million for the nine months ended September 30, 1999 to $4.1 million for the nine months ended September 30, 2000. This increase was due to the opening of the Company's third operations center in September 1999 and expansion of its operations boosting costs for the nine months of 2000 as compared to 1999.

Professional fees, contingency legal and court costs and other expenses increased $6.0 million, or 172.0%, from $4.1 million for the nine months ended September 30, 1999 to $10.1 million for the nine months ended September 30, 2000, primarily as a result of expenses incurred in connection with the Company's workout and reorganization planning efforts prior to the filing of Chapter 11, and increased contingency legal and court costs from the growth in files owned compared to a year ago. Other expenses include amortization of deferred financing costs, accounting fees, investor relations expenses, other consulting fees, and miscellaneous other administrative costs.

Earnings (loss) from Operations. Earnings from operations, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $24.8 million from $24.3 million for the nine months ended September 30, 1999 to a loss of $500,000 for the nine months ended September 30, 2000. This decrease resulted primarily from the reduced income on finance receivables, and increased professional fees and contingency legal and court costs for the second and third quarters ended September 2000 compared to 1999.

Other Income (Expense). Other income (expense) increased $7.0 million, from a net expense of $2.0 million for the nine months ended September 30, 1999 to a net expense of $9.0 million for the nine months ended September 30, 2000. This increase resulted from a $600,000 decrease in interest and other income earned on short term cash equivalent investments plus an increase in interest expense of $6.4 million as a result of higher borrowing incurred in connection with the credit facilities, SPV99-2 finance facility and the August 1999 securitization.

Reorganization items. Reorganization items were $1.2 million for the nine months ended September 30, 2000 and none for the nine months ended September 30, 1999. Reorganization items were principally professional fees paid or incurred on legal and financial professionals approved by the Bankruptcy Court to handle representation of the debtor and the unsecured creditors.

Earnings (loss) Before Income Taxes. Earnings before income taxes, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $33.0 million, from $22.3 million for the nine months ended September 30, 1999 to a net loss of $10.7 million for the nine months ended September 30, 2000 primarily due to the decrease in earnings from operations plus the increase in interest expense.

Provision for Income Taxes. Income tax rates were 39% for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, a deferred tax asset was recorded at a rate of 39%. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. The realization of the deferred tax asset is predicated on the Company's ability to utilize most of its tax net operating losses in future years. Any additional deferred tax asset will be limited to similar analysis.

Net Earnings (loss). Net earnings, prior to the one-time after tax charges for restructuring and impairment of receivables and securitizations of $5.3 million and $43.7 million, respectively, decreased $20.1 million, from $13.6 million for the nine months ended September 30, 1999 to a net loss of $6.5 million for the nine months ended September 30, 2000. This decrease resulted from the same factors which affected earnings from operations and the increase in interest expense.

EBITDA. EBITDA, prior to the one-time charges for restructuring and impairment of receivables and securitizations of $8.7 million and $71.7 million, respectively, decreased $24.0 million from $26.1 million for the nine months ended September 30, 1999 to $2.1 million for the nine months ended September 30, 2000.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased from $11.9 million as of December 31, 1999 to $8.1 million as of September 30, 2000 due to net cash used in financing activities exceeding net cash provided by operating activities and investing activities due to increased debt service requirements from borrowings.

Finance Receivables. Investment in finance receivables decreased $73.3 million to $111.6 million as of September 30, 2000 from $184.9 million as of December 31, 1999. The Company made no purchases of finance receivables during the nine months ended September 30, 2000. Net amortization to principal on finance receivables of $20.4 million was recorded for the nine months ended September 30, 2000 as collections exceeded recorded income on finance receivables. Additionally, finance receivables were written down to net realizable value in the second quarter through an impairment in the amount of $52.9 due to revisions in the future estimated collections.

Investment in Securitizations. Investment in securitizations decreased $21.9 million from $31.2 million as of December 31, 1999 to $9.3 million as of September 30, 2000. The decrease is comprised of an impairment of securitizations of $18.8 million, a decrease in the unrealized gain of $4.2 million, a decrease in the cash reserves of $1.3 million, residual collections on the 1998-1 securitization of $300,000, offset by income on investment in securitizations of $2.6 million, and other adjustments of $100,000.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $1.2 million, or 23.1%, from $5.0 million at December 31, 1999 to $3.8 million as of September 30, 2000. As of September 30, 2000, $13.7 million of accrued expenses and accounts payable have been reclassified as liabilities subject to compromise in accordance with the Company's filing for Chapter 11 reorganization in June 2000. The remaining $3.8 million of liabilities represent post-petition trade payables and accrued expenses incurred after the filing of Chapter 11 reorganization, and liabilities related to the Company's consolidated subsidiaries.

Notes Payable and Capitalized Lease Obligations. Notes payable decreased from $111.3 million as of December 31, 1999 to $90.9 million as of September 30, 2000. The decrease in notes payable was attributable to the repayments on the Company's credit facilities from cash flow. Notes payable of $90.9 million are presented net of an original issue discount of $800,000 from the issuance of warrants in connection with the conversion of the SPV99-2 financing to a term note on March 1, 2000.


Liquidity and Capital Resources

Historically, the Company has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, the SPV99-2 credit facility, borrowings under two credit facilities and equity capital.

As of September 30, 2000, the Company had cash and cash equivalents of $8.1 million. Cash used in operating activities was $3.0 million for the nine months ended September 30, 2000. There were no purchases of finance receivables for the nine months ended September 30, 2000. No credit was available under the Company's pre-petition credit facilities at September 30, 2000.

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

Events Leading to the Commencement of the Chapter 11 Petition:

Inability to Secure Additional Financing

The debt service requirements associated with our securitizations significantly increased liquidity requirements. The interest only periods under both the Line of Credit Facility and the Warehouse Facility expired, and no further borrowings were permitted under the Warehouse Facility. The Company was unsuccessful in obtaining financing with principal payments and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing, including replacement financing to payoff the interim credit facility SPV 99-2, which required 100% cash flow to service debt until March 2000. Throughout the third and fourth quarters of 1999, the Company endeavored to float five-year notes to augment the existing financing and pay off SPV 99-2. The credit market for specialty finance companies in general and the Company's sector in particular was unavailable. The Company was unable to secure a refinancing and in December, the Board of Directors voted to engage an advisor to help the company locate a strategic partner and or pursue a sale of the company. Several other financing options were pursued in the first quarter of 2000 including a $55 million high yield bond and indications of interest by one or two potential strategic partners. None of these transactions were consummated.

AGI Lawsuit; AGI's Termination of Servicing

On April 4, 2000, the Company filed in the United States District Court for the District of Maryland an 18-count suit seeking compensatory and punitive damages in excess of $200 million against Enhance Financial Services Group, Inc. (NYSE:EFS), AGI, and Charles Henneman, Senior Vice President of EFS. EFS is the parent of AGI, which insures three of the Debtor's four asset backed bonds. The suit alleges that EFS, through its Senior Vice President Charles Henneman, secretly posted maliciously false and disparaging statements about the Debtor on the Yahoo! message board, an Internet web site, at which the Debtor is the dedicated topic of discussion. This suit includes counts alleging violations under the securities laws.

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

Downsizing of Debtor and Move from Hunt Valley

As of December 31, 1999, Creditrust had more than 1,000 employees and utilized three servicing facilities. The third facility, "Hunt Valley", included a call center and a new centralized information technology center and had the capacity to house approximately 1,600 additional employees.

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

Commencement of the Case

On June 20, 2000, Creditrust's Board of Directors voted unanimously to authorize the Debtor to file for protection under Chapter 11 of the Bankruptcy Code. On June 21, 2000 (the "Petition Date"), Creditrust filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. While the Companies residual assets are contained in its special purpose subsidiaries, none of these filed for protection. Subsequent to the filling of its bankruptcy petition, the Debtor has remained in possession of its property and has conducted its business as a Debtor-in-Possession, pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

DIP Financing and Use of Cash Collateral

To meet the working capital requirements and to support employee and vendor confidence, the Debtor sought a post-petition working capital facility (the "DIP Facility"). On July 7, 2000 the Bankruptcy Court entered an Interim Order and on July 17, 2000 a Final Order authorizing a post-petition working capital facility (the "DIP" Facility") from Sunrock Capital Corporation ("Sunrock"), the Debtor's prepetition working capital lender. Pursuant to the DIP Facility, Sunrock agreed to make loans to Creditrust through the earlier of the Effective Date of a plan of reorganization, or one year from June 22, 2000.

The DIP Facility extends $5,000,000 in credit, secured by a first priority lien on substantially all of the Debtor's personal property, including accounts, receivables, inventory, equipment and general intangibles. The DIP Facility provides for the cross collateralization of Sunrock's prepetition loan amounts as well as (i) an interest rate of prime plus 5%, (ii) a commitment fee of $100,000, (iii) an unused line fee of .5%, (iv) a collateral management fee of $15,000, (v) a fee on the Effective Date of $700,000 and (vi) the reimbursement of certain loan administration costs. Cash borrowings under the DIP Facility have been granted super priority administrative status by the Bankruptcy Court over all obligations except certain limited administrative expenses, as defined in the DIP Facility credit agreement.

The Bankruptcy Court also approved a cash collateral agreement, allowing the Debtor to use cash for operations in accordance with the budget attached to the Cash Collateral Order dated July 3, 2000.

With the DIP Facility and the Cash Collateral Order, the Debtor is able to meet its operating and reorganization expenses for the expected duration of the Chapter 11 proceeding until closing of the Merger.

NASDAQ Suspension of Trading

The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. The Creditrust Common Stock last traded on the Nasdaq Stock Market on June 21, 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company retains an investment in securitizations with respect to its securitized receivables, which are market risk sensitive financial instruments held for purposes other than trading; it does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk, which may arise in the credit standing of the investment in securitizations and in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would decrease the fair value reflected on the Company's balance sheet by $53,000 as of September 30, 2000. A change in the discount rate would have no impact on the Company's future cash flows.

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

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the nine months ended September 30, 1999 and 2000.

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

The Company's quarterly operating results may fluctuate in the future because of a variety of factors. These factors include (1) the timing and amount of collections on the Company's receivables, (2) any charge to earnings resulting from a decline in value of the Company's existing investment in securitizations,
(3) increases in operating expenses associated with the growth of the Company's operations, (4) the accuracy of the Company's pricing models, (5) the resolution of defaults on its credit facilities, and (6) the approval of the Company's Plan of Reorganization in accordance with applicable law. No assurance can be given that unanticipated future events, including further refinements to the Company's collection models, will not result in changes in estimates in future periods which could adversely affect quarter-to-quarter comparisons. The Company does not intend to securitize assets in the future that result in gain on sale transactions.

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

Item 6.   Exhibits and Reports on Form 8-K

(A)Exhibits:

10.1 Debtor-In-Possession Loan and Security Agreement by and among Creditrust Corporation as Borrower and Sunrock Capital Corp. as Lender dated June 22, 2000.
10.2 Independent Contractor Agreement between NCO Portfolio Funding, Inc., and Joseph K. Rensin
27.1   Financial Data Schedule

(B)Reports on Form 8-K

Creditrust Corporation filed on Form 8-K item 3, "Bankruptcy or Receivership" on June 21, 2000.
Creditrust Corporation filed on Form 8-K item 4, "Changes in Certifying Accountants" on July 21, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on January 17, 2001.

                             CREDITRUST CORPORATION

                            By:  /s/  Richard J. Palmer
                                 ----------------------

                              Vice President and Chief Financial Officer